Form 10-K
period 2025-12-31
Monroe Capital Enhanced Corporate Lending Fund
filed 2026-03-09
CIK 2061670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01919
MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-6956497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)

(312) 258-8300
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act:

Class I Common shares of beneficial interest, par value $0.01
Class S Common shares of beneficial interest, par value $0.01
Class D Common shares of beneficial interest, par value $0.01

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025, there was no established public market for the registrant’s common shares of beneficial interest ("Common Shares").
As of March 9, 2026, the number of the registrant's Common Shares, $0.01 par value per share, outstanding was 3,948,488 shares of Class I Common Shares, zero Class S Common Shares, and zero Class D Common Shares. Common Shares outstanding exclude March 2, 2026 subscriptions since the issuance price is not yet finalized at the time of this filing.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the registrant’s 2026 annual meeting of shareholders (the "2026 Proxy Statement"), to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference into Part III of this Form 10-K as indicated herein.

CERTAIN DEFINITIONS
Except as otherwise specified in this Annual Report on Form 10-K (“Annual Report”), the terms:
•“we,” “us,” “our” and the “Fund” refer to Monroe Capital Enhanced Corporate Lending Fund, a Delaware statutory trust, and its consolidated subsidiaries;
•MC Advisors refers to Monroe Capital BDC Advisors, LLC, our investment adviser as of and following November 20, 2025 (the "BDC Election Date"), a Delaware limited liability company and affiliate of Monroe Capital;
•MC Management refers to Monroe Capital Management Advisors, LLC, our investment adviser prior to the BDC Election Date and our administrator, a Delaware limited liability company and affiliate of Monroe Capital; and
•Monroe Capital refers to Monroe Capital LLC, a Delaware limited liability company, and its subsidiaries and affiliates.
FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains statements that constitute forward-looking statements that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that are not historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements because they relate to future events or our future performance or future financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained herein involve risks and uncertainties, including statements as to:

•our, or our portfolio companies’, future business, operations, operating results or prospects;
•the dependence of our future success on the general economy and its impact on the industries in which we invest;
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of a U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
•the impact of the ongoing military conflicts and general uncertainty surrounding the financial and political stability of the United States, the United Kingdom, the European Union, the Middle East and China;
•the impact of a protracted decline in the liquidity of credit markets on our business;
•our ability to recover unrealized losses;
•the impact of increased competition;
•the impact of changing interest rates and elevated inflation rates and the risk of recession on our business prospects and the prospects of our portfolio companies;
•the disruption of global shipping activities;
•our contractual arrangements and relationships with third parties;
•the valuation of our investments in portfolio companies, particularly those having no liquid trading market;
•actual and potential conflicts of interest with MC Advisors, MC Management and other affiliates of Monroe Capital;

•the financial condition of our current and prospective portfolio companies and their ability to achieve their objectives;
•the use of borrowed money to finance a portion of our investments;
•market conditions and our ability to access different debt markets and additional debt and equity capital and our ability to manage our capital resources effectively;
•the adequacy of our financing sources and working capital;
•the timing of cash flows, if any, from the operations of our portfolio companies;
•the ability of MC Advisors to locate suitable investments for us and to monitor and administer our investments;
•the ability of MC Advisors or its affiliates to attract and retain highly talented professionals;
•the impact of information technology system failures, data security breaches, data privacy compliance, network disruptions, and cybersecurity attacks;
•our ability to qualify and maintain our qualification as a regulated investment company and as a business development company; and
•the impact of future new and changing legislation and regulation on our business and our portfolio companies.
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Annual Report on Form 10-K involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Annual Report on Form 10-K.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report on Form 10-K should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Annual Report on Form 10-K on information available to us on the date of this Annual Report on Form 10-K, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, registration statements on Form N-2, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

PART I
ITEM 1. BUSINESS
FUND FORMATION AND GENERAL BACKGROUND
Monroe Capital Enhanced Corporate Lending Fund (“we,” “us,” “our,” “M-LEND” or the “Fund”) is a Delaware statutory trust, formed on March 3, 2025. We are a non-diversified, closed-end management investment company that has elected to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”), and is externally managed by Monroe Capital BDC Advisors, LLC (“MC Advisors”). We filed our election to be regulated as a BDC on November 20, 2025 (the “BDC Election Date”) and intend to elect to be treated for federal income tax purposes, and intend to qualify annually, as a regulated investment company under the Internal Revenue Code of 1986, as amended (the “Code”).
Our investment objective is to provide investors with consistent current income and attractive risk-adjusted returns that are less correlated with public markets. To achieve this, we intend to construct a unique, balanced investment portfolio primarily consisting of diversified senior secured loans and annual recurring revenue (“ARR”) loans to a diversified set of lower middle market companies with predictable, stable cash flows. The blended portfolio has the potential to provide investors with a high degree of exposure to businesses that exhibit predictable revenue streams, strong free cash-flow, inherently low capital expenditure, high gross margins, and/or significant enterprise or asset value across attractive markets. We believe the combination of these investment features within a single portfolio offers investors consistent current income and attractive risk-adjusted returns that are less correlated with public markets.
We are a non-exchange traded BDC that is currently conducting a continuous public offering of up to $1.0 billion in shares of beneficial interest, consisting of Class S shares, Class D shares, and Class I shares (collectively, our “shares”), pursuant to a registration statement filed with the U.S. Securities and Exchange Commission (the “SEC”). Shares in our public offering are offered at the net asset value (“NAV”) per share for each class, as determined monthly, plus any applicable upfront selling commissions and dealer manager fees. We have received exemptive relief from the SEC permitting us to offer multiple classes of shares with differing ongoing shareholder servicing and/or distribution fees.
A non-exchange traded BDC’s shares are not listed for trading on a stock exchange or other securities market. The term “perpetual-life” is used to differentiate our structure from other BDCs which have a finite offering period and/or have a predefined time period to pursue a liquidity event or to wind down the BDC. In contrast, in a perpetual-life BDC structure like ours, we expect to offer common shares of our beneficial interests (the "Common Shares") continuously at a price equal to the monthly NAV per share and we have an indefinite duration, with no obligation to effect a liquidity event at any time. Beginning no later than the quarter ending December 31, 2027, we generally intend to offer our common shareholders an opportunity to have their shares repurchased on a quarterly basis through voluntary tender offers in accordance with the tender offer rules under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), subject to an aggregate cap of 5% of shares outstanding. However, the determination to repurchase shares in any given quarter is fully at the discretion of the Fund’s Board of Trustees (the “Board” or the “Board of Trustees”).
On July 7, 2025, Monroe Capital Onshore Holdco LLC (the “Initial Seed Investor”), an affiliate of MC Advisors, invested $15,000 in Class I shares as a seed investment in the Fund (the “Initial Seed Investment”), in connection with which the Initial Seed Investor received an aggregate of 600 Class I shares at $25.00 per share. In addition, on November 6, 2025, an affiliate of the Initial Seed Investor and MC Advisors invested $100.0 million in Class I shares (the “Seed Contribution”), and in connection with this investment we commenced investment activities and operations. As of December 31, 2025, we have not issued any of our Class S or Class D shares. Proceeds from the Seed Contribution were invested in accordance with our investment objective. The private offering for the Seed Contribution was conducted pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506(b) promulgated under the Securities Act.

MC Advisors, a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), serves as our investment adviser pursuant to an investment advisory agreement (as amended, the “Advisory Agreement”) that we entered into with MC Advisors on the BDC Election Date. Prior to the BDC Election Date, Monroe Capital Management Advisors, LLC (“MC Management”), a registered investment adviser under the Advisers Act, served as the Fund’s investment adviser, pursuant to an investment advisory agreement (the “MC Management Advisory Agreement”). MC Management serves as the Fund’s administrator (in such capacity, the “Administrator”), pursuant to an amended and restated administration agreement (the “Administration Agreement”). The term “Adviser” as used in this annual report on Form 10-K refers (i) to MC Management in its capacity as the Fund’s investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as the Fund’s investment adviser following the Fund’s entry into the Advisory Agreement on the BDC Election Date.
OUR INVESTMENT ADVISER
Our investment activities are managed by MC Advisors pursuant to the Advisory Agreement. Subject to the overall supervision of our Board, MC Advisors is responsible for sourcing potential investments, conducting research and due diligence on prospective investments and their sponsors, analyzing investment opportunities, structuring our investments, and managing our investments and portfolio companies on an ongoing basis, in exchange for which we pay MC Advisors a base management fee and an incentive fee under the Advisory Agreement.
MC Advisors does not have any employees. MC Management and MC Advisors have entered into a staffing agreement (the “Staffing Agreement”) pursuant to which MC Management provides MC Advisors with investment professionals and access to their resources. Because MC Advisors does not have any employees, it depends solely on the investment professionals provided to it by MC Management pursuant to the Staffing Agreement for its infrastructure, business relationships and management expertise in connection with its provision of investment advisory services to us.
MC Advisors depends on the investment professionals provided to it by MC Management under the Staffing Agreement for the identification, review, final selection, structuring, closing and monitoring of our investments. These investment professionals have significant investment expertise and relationships that MC Advisors relies on to implement its and our business plan. The Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party.
ABOUT MONROE CAPITAL
Monroe Capital, a Delaware limited liability company that was founded in 2004, is a leading lender to middle-market companies. As of January 1, 2026, Monroe Capital had approximately $23.6 billion in assets under management. Over its more than twenty-year history, Monroe Capital has developed an established lending platform that we believe generates consistent deal flow from a network of proprietary relationships. Monroe Capital’s assets under management are comprised of a diverse portfolio of over 540 current investments that were either originated directly by Monroe Capital or sourced from Monroe Capital’s third-party relationships. From Monroe Capital’s formation in 2004 through December 31, 2025, Monroe Capital’s investment professionals invested in over 2,300 loans and related investments in an aggregate amount of approximately $55.0 billion. The senior investment team of Monroe Capital has developed a proven investment and portfolio management process that has performed through multiple market cycles. In addition, Monroe Capital’s investment professionals are supported by a robust infrastructure of administrative and back-office personnel focused on compliance, operations, finance, treasury, legal, accounting and reporting, marketing, information technology and office management.
On March 31, 2025, an affiliate of Wendel SE (“Wendel”), acquired 75% of the outstanding equity interests in certain affiliates of Monroe Capital LLC, including MC Advisors and MC Management (the "Wendel Transaction"). Since the closing of the Wendel Transaction, Monroe Capital has continued to operate independently, retaining its current governance and leadership structure, including Theodore L. Koenig as Chief Executive Officer and Chairman, Zia Uddin as President, Michael Egan as Vice Chairman and Chief Credit Officer, and Tom Aronson as Vice Chairman and Head of Originations. Monroe Capital's investment process, strategy and operations have remained the same, and the investment advisory agreements between Monroe Capital (and its affiliates) and its client funds, including the BDCs that it manages, have remained substantively the same.

INVESTMENT OBJECTIVES AND STRATEGY
Our investment strategy involves investing primarily in directly originated assets, including senior secured loans, and club transactions (generally investments made by a small group of investment firms) and syndicated loans, made to or issued by a diversified set of U.S. lower middle market companies, which we generally define as companies with between $50 million and $350 million in annual revenue, $3 million and $35 million of annual net income before net interest expense, income tax expense, depreciation and amortization (“EBITDA”), and/or $50 million and $250 million in ARR. Our investment portfolio is expected to be comprised primarily of a balanced portfolio of diversified senior secured loans to lower middle market companies with predictable and stable cash flows (“cash-flow loans”) and senior secured loans to software or technology-enabled lower middle market companies that operate with between $50 million and $250 million in ARR (such loans referred to as “ARR Loans”). Under normal circumstances, the expected portfolio composition of the Fund will be approximately 40% – 60% senior secured cash-flow loans to lower middle market companies and approximately 40% – 60% loans to software or technology-enabled lower middle market companies that typically operate with between $50 million and $250 million in ARR. The Fund may also invest in companies with higher (or lower) revenue, EBITDA, and/or ARR.
Under normal circumstances, we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers. The credit instruments that we may invest in include notes, bills, debentures, bank loans and convertible and preferred securities. A portion of the Fund’s investments may be composed of “covenant-lite loans,” which is the term we use generally to refer to loans that do not have a complete set of financial maintenance covenants. We do not expect a significant portion of our investment portfolio to be comprised of “covenant-lite loans.” If we change our 80% test, we will provide shareholders with at least 60 days’ prior notice of such change.
We target companies that have predictable revenue streams, strong free cash-flow, defensible market positions, and/or significant enterprise or asset value. We focus on a diversified set of industries and the exclusion of certain others. As a general rule, we do not expect to focus on agriculture, mineral extraction, energy, and other industries that the Adviser, in its sole discretion, deems to be speculative, reliant on macroeconomic or geopolitical factors outside the company’s control, and/or requiring expertise Monroe Capital’s investment team may not contain. It is expected that borrowers’ investments will generally be structured with significant equity cushions (loan-to-value ratio of <40%) and sound covenant and lender protections. We seek opportunities to partner with businesses with the potential for high returns on investment that offer essential products to end customers, balance sheets with minimal capital expenditure and low/negative working capital. With respect to ARR Loan investments, we seek to invest in software and technology-enabled businesses whose product offerings are mission critical, with dynamic business models that have inherent downside protections stemming from strong recurring revenues as evidenced by high levels of customer retention and annual revenue retention rates.
Under normal circumstances, we expect that our investments will typically range in size between 0.5%-2.0% of our entire portfolio at cost. We will opportunistically pursue larger investments depending on market conditions and the size of our capital base.
We intend to operate as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in a single issuer. Beyond the asset diversification requirements necessary to qualify as a RIC under the Code and as may be required under any applicable credit facility or other financing arrangement we may enter into, we do not have fixed guidelines for diversification, and our investments could be concentrated in relatively few portfolio companies. See “We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer.” in “Item 1A. Risk Factors – Risks Related to Our Investments.”

We expect to invest primarily in: (i) senior secured loans, notes, and bonds; (ii) unitranche secured loans and securities (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan); (iii) syndicated loans; and (iv) equity in relation to financing independent sponsor transactions where we typically provide a combination of both senior debt and equity. The Fund may invest without limit in directly originated loans. To a lesser extent, we may make investments in subordinated secured and unsecured loans, subordinated debt, which in some cases includes equity and/or preferred components and other types of credit instruments, made to or issued by U.S. lower middle market companies, or in more liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes. We may also invest in foreign instruments and illiquid and restricted securities. While most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we also expect to invest from time to time in non-U.S. companies.
Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Monroe funds. From time to time, we may co-invest with other Monroe funds.
The principal elements of our strategy are unique transaction sourcing and strategic relationships, investment structure, and an active investor and operating approach. Each of these elements is described below:
Transaction Sourcing and Strategic Relationships
The Fund is expected to have access to a substantial level of deal flow through Monroe’s proprietary national, regional and local network of industry relationships formed throughout the past two decades. Monroe’s investment committee averages 34 years of middle market investment experience and its members have developed a broad and robust referral network of over 16,000 private equity firms, regional banks, consultants, investment bankers, turnaround professionals, and individuals, resulting in approximately 2,100 investment referrals annually, including both club and direct opportunities. Monroe has full-time origination employees in five of its U.S. locations in the following cities: Chicago, Farmington, Los Angeles, New York and San Francisco.
Monroe’s national origination platform is expected to provide a considerable advantage for the Fund. It has executed transactions in all major regions of the United States. Further, Monroe’s origination platform is comprised of not only regional coverage throughout the United States, but also specialists in several large industries such as healthcare, technology and software, and specialty finance, and a vertical that is focused on independent sponsor transactions. Monroe’s origination team makes it a point to attend local trade meetings, regional conferences and lower middle market focused organization events throughout the United States. This origination platform approach has historically generated approximately 2,100 potential deals per year and has enabled Monroe to obtain referrals that are not broadly auctioned to the larger national competitors.
The Fund’s strategy is to execute investment transactions that drive returns for Fund investors without reliance on any particular private equity firms. Monroe has completed transactions with over 310 unique private equity sponsors. The Monroe origination approach and coverage model allows for Monroe to review not only private equity sponsored deals, but also non-sponsored transactions. This ability to execute non-sponsored transactions in the middle market drives additional yield through historically higher coupons, larger original issue discounts and equity-like upside, largely due to the less competitive nature of non-sponsored transactions. Further, Monroe’s broad sourcing network allows it to adapt its focus based on changes in the economic environment, thereby maintaining strong, consistent deal flow in various economic and investing cycles. For example, during expansionary economic environments, Monroe may have more deal flow from private equity firms as is the case in a more robust M&A environment. During more challenging economic conditions and less robust M&A environments, Monroe may have more deal flow from regional banks, consultants and turnaround professionals as private equity firms may be more inclined to slow new deal activity and focus more on existing portfolio companies.
Investment Structure
Protection of Capital: The Fund’s focus is on the safety and protection of invested capital which directly results from Monroe Capital’s underwriting process. A loan will typically have a first lien on all of the borrower’s tangible and intangible assets, and a pledge of all company stock. Covenants in typical transactions will generally provide the ability for early intervention in the event of deteriorating financial performance of the borrower. Other types of transactions will be protected by detailed analysis and on-going monitoring of collateral and enterprise value.

Conservative Structure: Loans are expected to have modest leverage ratios, conservative loan-to-value and significant equity capital support, based on Monroe’s criteria. When applicable, loans will also have amortization and excess cash-flow recapture based on a conservative estimate of the borrower’s projected free cash-flow as determined in Monroe’s judgment. The Adviser will endeavor to document each transaction to provide the Fund with what Monroe perceives to be the optimal structure for the specific industry under the totality of the circumstances relating to that transaction.
Predictable Exit Strategy. In addition to the Fund’s conservative approach to structuring and an emphasis on the protection of capital, the Fund will seek a predictable exit for its investment. Monroe typically includes scheduled amortization payments and mandatory prepayments, including excess cash-flow recapture provisions, in its loan structures, which allow for deleveraging post close. The Fund’s investments are not expected to be dependent on event-driven or purely market-driven exit strategies such as a robust M&A market or a functioning initial public offering (“IPO”) market.
Strong Current Income. The Fund primarily targets a consistent and sustainable current cash income distribution generated from contractual coupon and loan fees. Substantially all loans are expected to be based on a floating benchmark interest rate.
Return Enhancement: Certain transactions may provide the Fund with potential additional yield generation through upfront fees, OID, warrants, equity co-investments, PIK interest, GP carried interest, success fees and prepayment fees.
Portfolio Diversification. Monroe intends to structure the portfolio in a manner that will have broad diversification across industries, geographies, obligors, and sponsors. While our investment strategy primarily focuses on companies in the United States, we also intend to leverage Monroe’s global presence to invest in companies in Europe, the Middle East, Australia and other locations outside the United States, subject to compliance with BDC requirements to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies.
Investment Identification
The Fund is expected to have access to a substantial level of deal flow through Monroe’s proprietary national, regional and local network of industry relationships formed throughout the past two decades. Monroe’s investment committee averages 34 years of middle market investment experience and its members have developed a broad and robust referral network of over 16,000 private equity firms, regional banks, consultants, investment bankers, turnaround professionals, and individuals, resulting in approximately 2,100 investment referrals annually, including both club and direct opportunities. Monroe has full-time origination employees in five of its U.S. locations in the following cities: Chicago, Farmington, Los Angeles, New York and San Francisco.
Monroe’s national origination platform is expected to provide a considerable advantage for the Fund. It has executed transactions in all major regions of the United States. Further, Monroe’s origination platform is comprised of not only regional coverage throughout the United States, but also specialists in several large industries such as healthcare, technology and software, and specialty finance, and a vertical that is focused on independent sponsor transactions. Monroe’s origination team makes it a point to attend local trade meetings, regional conferences and lower middle market focused organization events throughout the United States. This origination platform approach has historically generated approximately 2,100 potential deals per year and has enabled Monroe to obtain referrals that are not broadly auctioned to the larger national competitors.
The Fund’s strategy is to execute investment transactions that drive returns for Fund investors without reliance on any particular private equity firms. Monroe has completed transactions with over 310 unique private equity sponsors. The Monroe origination approach and coverage model allows for Monroe to review not only private equity sponsored deals, but also non-sponsored transactions. This ability to execute non-sponsored transactions in the middle market drives additional yield through higher coupons, larger original issue discounts and equity-like upside, largely due to the less competitive nature of non-sponsored transactions. Further, Monroe’s broad sourcing network allows it to adapt its focus based on changes in the economic environment, thereby maintaining strong, consistent deal flow in various economic and investing cycles. For example, during expansionary economic environments, Monroe may have more deal flow from private equity firms as is the case in a more robust M&A environment. During more challenging economic conditions and less robust M&A environments, Monroe may have more deal flow from regional banks, consultants and turnaround professionals as private equity firms may be more inclined to slow new deal activity and focus more on existing portfolio companies.

ESG Considerations
The Adviser assesses ESG risks on an investment-by-investment basis in conjunction with Monroe’s underwriting process. The likely impacts of sustainability risks on our returns will depend on our exposure to investments that are vulnerable to sustainability risks and the materiality of the sustainability risks. Monroe considers ESG issues and risks throughout the course of the underwriting process, including during initial due diligence and also throughout the ongoing monitoring of the portfolio investments. Monroe considers risk factors relating, but not limited to, potential environmental impact, health and safety, business integrity and social issues to determine the appropriate level of management and monitoring required. The following is a non-comprehensive list of ESG sub-issues which risk materiality is evaluated as part of the investment decision-making process: Anti-Bribery and Corruption, Climate Change, Data Privacy and Security, Diversity and Equal Employment Opportunity, Environmental Management, Product/Food Safety, Social and Labor Conditions, Supply Chain Management, Sustainable Branding, Worker Health and Safety, Ethics and Compliance.
Monroe considers all ESG issues and risks through the course of its underwriting process, including diligence requests of private equity sponsors related to their own ESG diligence on potential borrowers. Further, Monroe has a know-your-customer (“KYC”) policy that requires customary KYC diligence and ongoing monitoring on all material owners of our borrowers. Further, background checks are performed on key managers to mitigate governance risk.
While Monroe may consider such ESG-related factors when making an investment decision in the same way it considers other business-relevant topics that it considers most significant for maximizing and protecting value, the Fund does not pursue a sustainability-based investment strategy or limit its investments to those that meet specific sustainability criteria or standards. Any reference in this report to ESG-related considerations is not intended to qualify the Fund’s focus on seeking investments that it believes will generate attractive risk-adjusted returns, and sustainability is not a principal investment strategy of the Fund.
Industry Focus
The Fund’s investment strategy focuses on a broad group of industries and is expected to have material exposure to software and technology-enabled businesses and the exclusion of certain others. Monroe has historically focused on the following industry sectors:
•Healthcare
•Business Services
•Technology
•Software
•Media
•Consumer Services
•Distribution
However, the Fund may find opportunities in other industry sectors than listed above. As a general rule, the Fund does not expect to focus on agriculture, mineral extraction, energy, and other industries that the Adviser in its sole discretion deems to be speculative, reliant on macroeconomic or geopolitical factors outside the company’s control, and/or requiring expertise Monroe Capital’s investment team may not contain.
Geographic Emphasis
Monroe has historically executed transactions primarily throughout the United States where the Fund benefits from strategically placed offices that generate a diverse set of potential opportunities throughout the country. While the Fund primarily makes loans to U.S.-based borrowers, it may, to a lesser extent, have exposure to non-U.S. based borrowers.
Subject to the limitations of the 1940 Act, we may invest in loans or other securities, the proceeds of which may refinance or otherwise repay debt or securities of companies whose debt is owned by other Monroe funds. From time to time, we may co-invest with other Monroe funds. See “Regulation—Affiliated Transactions” and “Conflicts of Interest—Co-Investment Relief.”
Our investments are subject to a number of risks. See “Item 1A. Risk Factors.”

Investment Process Overview
We view our investment process as consisting of the phases described below:
Origination. The Adviser develops investment opportunities through extensive relationships with regional banks, private equity firms, financial intermediaries, management teams and other turn-around advisors. Monroe Capital has developed this network since its formation in 2004. The Adviser manages these leads through personal visits and calls by its senior deal professionals. It is these professionals’ responsibility to identify specific opportunities, refine opportunities through due diligence regarding the underlying facts and circumstances and utilize innovative thinking and flexible terms to solve the financing issues of prospective clients. Monroe Capital’s origination professionals are broadly dispersed with 12 offices across the United States, Middle East, Asia and Australia. Certain of Monroe Capital’s originators are responsible for covering a specified target market based on geography and others focus on specialized industry verticals. We believe Monroe Capital’s origination professionals’ experience is vital to enable us to provide our borrowers with innovative financing solutions. We further believe that their strength and breadth of relationships across a wide range of markets will generate numerous financing opportunities and enable us to be highly selective in our lending activities.
Due Diligence. For each of our investments, the Adviser prepares a comprehensive new business presentation, which summarizes the investment opportunity and its due diligence and risk analysis, all from the perspective of strengths, weaknesses, opportunities and threats presented by the opportunity. This presentation assesses the borrower and its management, including products and services offered, market position, sales and marketing capabilities and distribution channels; key contracts, customers and suppliers, meetings with management and facility tours; background checks on key executives; customer calls; and an evaluation of exit strategies. The Adviser’s presentation typically evaluates historical financial performance of the borrower and includes projections, including operating trends, an assessment of the quality of financial information, capitalization and liquidity measures and debt service capacity. The financial analysis also includes sensitivity analysis against management projections and an analysis of potential downside scenarios, particularly for cyclical businesses. The Adviser also reviews the dynamics of the borrowers’ industry and assess the maturity, market size, competition, technology and regulatory issues confronted by the industry. As part of this analysis, the Adviser also reviews the ESG considerations of the industry and the specific business of the borrower. Finally, the Adviser’s new business presentation includes all relevant third-party reports and assessments, including, as applicable, analyses of the quality of earnings of the prospective borrower, a review of the business by industry and ESG experts and third-party valuations. The Adviser also includes in this due diligence, if relevant, field exams, collateral appraisals and environmental reviews, as well as a review of comparable private and public transactions.
Underwriting. The Adviser uses the systematic, consistent approach to credit evaluation developed in house by Monroe Capital with a particular focus on determining the value of a business in a downside scenario. In this process, the senior investment professionals at the Adviser bring to bear extensive lending experience with emphasis on lessons learned from the past credit cycles. We believe that the extensive credit and debt work-out experience of Monroe Capital’s senior management enables us to anticipate problems and minimize risks. Monroe Capital’s underwriting professionals work closely with its origination professionals to identify individual deal strengths, risks and any risk mitigants. The Adviser preliminarily screens transactions based on cash flow, enterprise value and asset-based characteristics, and each of these measures is developed on a proprietary basis using thorough credit analysis focused on sustainability and predictability of cash flow to support enterprise value, barriers to entry, market position, competition, customer and supplier relationships, management strength, private equity sponsor track record and industry dynamics. For asset-based transactions, the Adviser seeks to understand current and future collateral value, opening availability and ongoing liquidity. The Adviser documents this preliminary analysis, which is thoroughly reviewed by at least one member of the investment committee for the Fund ("Investment Committee") prior to proposing a formal term sheet. We believe this early involvement of the Investment Committee ensures that our resources and those of third parties are deployed appropriately and efficiently during the investment process and lowers execution risk for our clients. With respect to transactions reviewed by the Adviser, we expect that less than 10% of our sourced deals will reach the formal term sheet stage.
Credit Approval/Investment Committee Review. The Adviser employs a standardized, structured process developed by Monroe Capital when evaluating and underwriting new investments for our portfolio. The Investment Committee considers its comprehensive new business presentation to approve or decline each investment. The committee is committed to providing a prompt turnaround on investment decisions. Each investment opportunity requires the unanimous approval of the Investment Committee. Follow-on investments in existing portfolio companies require the Investment Committee’s approval beyond that obtained when the initial investment in the company was made.

The following chart illustrates the stages of the Adviser’s evaluation process:
Evaluation Process
Execution. We believe Monroe Capital has developed a strong reputation for closing deals as proposed, and we intend to continue this tradition. Through the Adviser’s consistent approach to credit evaluation and underwriting, we seek to close deals as fast or faster than competitive financing providers while maintaining the discipline with respect to credit, pricing and structure necessary to ensure the ultimate success of the financing.
Monitoring. We benefit from the portfolio management system in place at Monroe Capital. This monitoring includes regular meetings between the responsible analyst and our portfolio company to discuss market activity and current events. The Adviser’s portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments with the support of junior portfolio management staff. The Adviser segregates our capital markets investments by industry. The Adviser’s monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. The Adviser’s analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, the Adviser updates our internal risk ratings, borrowing base criteria and covenant compliance reports.
As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as the Adviser’s investment performance risk rating. For any investment rated in Grades 3, 4 or 5, the Adviser, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the Investment Committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in Grades 3, 4 or 5. The Adviser monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, the Adviser reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full.
Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.
In the event of a delinquency or a decision to rate an investment Grade 4 or Grade 5, the PMG, in consultation with the Investment Committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, the Adviser and the PMG will form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the Investment Committee have extensive experience in running debt work-out transactions and bankruptcies.
Allocation of Investment Opportunities
General
The Adviser and its affiliates provide investment management services to other investment funds and client accounts. The Adviser will share any investment and sale opportunities with the Fund and other investment funds, client accounts and/or vehicles that currently managed or advised by the Adviser or its affiliates (or that they may in the future manage and advise) (including but not limited to those managed on behalf of the Adviser’s affiliates) (collectively, “Other Accounts”) in accordance with applicable law, including the Advisers Act, firm-wide allocation policies, and an exemptive order from the SEC permitting co-investment activities (as further described below), which generally provide for sharing eligible investments pro rata based on the available capital of eligible participating funds and accounts, subject to certain allocation factors.
In addition, as a BDC regulated under the 1940 Act, the Fund is subject to certain limitations relating to co-investments and joint transactions with affiliates, which, in certain circumstances, limit the Fund’s ability to make investments or enter into other transactions alongside Other Accounts.

The Adviser conducts the investment activities of the Fund in a manner similar to the manner in which it conducts the investment activities of its (or its affiliates’) investment funds and other managed accounts with similar investment objectives and strategies. The existence of multiple clients necessarily creates a number of potential conflicts of interest. As a BDC, we are subject to certain regulatory restrictions in negotiating certain investments alongside entities with which we may be restricted from doing so under the 1940 Act, such as the Adviser and its affiliates. Subject to the provisions below, and subject to compliance with the terms of the 2025 Co-Investment Order (as defined below), which permits the Fund and Other Accounts sponsored or managed by the Adviser or its affiliates to co-invest in portfolio companies with each other and with affiliated investment vehicles, the Adviser will present to the Fund all investment opportunities which meet the investment objective of the Fund in the good faith judgment of the Adviser; provided, that the Fund has sufficient capital, such investment opportunity fits the investment parameters of the Fund and the Fund is otherwise capable of making such investment. The classification of an investment opportunity as appropriate or inappropriate for the Fund will be made by the Adviser, in good faith, at the time the opportunity is presented. Such determination may be subjective in nature. In cases where a limited amount of a loan, security, instrument or claim is available for purchase, the allocation of such loan, security, instrument or claim among the Fund and such other funds or accounts may necessarily reduce the amount thereof available for purchase by the Fund. Co-investments made under the 2025 Co-Investment Order are subject to compliance with certain conditions and other requirements, which could limit our ability to participate in a co-investment transaction. We may also otherwise participate in aggregated transactions with vehicles managed by the Adviser or its affiliates subject to compliance with existing regulatory guidance, applicable regulations and the Adviser’s allocation policy.
Subject to the above considerations, when it is determined by the Adviser that it would be appropriate for the Fund and one or more other Monroe Capital clients to participate in an investment opportunity, the Adviser will generally allocate such investment opportunity among the Fund and such other Monroe Capital clients on a “fair and equitable” basis in proportion to the relative amounts of available capital for new investments, taking into account such various factors as it may determine appropriate in accordance with MC Advisors’ investment allocation criteria (the “Allocation Criteria"). The Adviser will generally allocate follow-on investments among the Fund and such other Monroe Capital clients pro rata based on their respective outstanding investment size immediately preceding the follow-on investment, subject to certain considerations including but not limited to the Fund’s or such other Monroe Capital client’s desired maximum hold position or any other considerations or factors in accordance with the Allocation Criteria. For the avoidance of doubt, certain transactions in which other Monroe Capital clients invest may not meet the Fund’s return parameters if the Fund will not secure financing to fund its investments (other than use of a subscription facility).
In any case where the Fund and one or more other Monroe Capital clients invest in the same investment opportunity, such investment will generally be made at the same time and on the same terms and conditions at the investment level, except as permitted pursuant to the Allocation Criteria and the 2025 Co-Investment Order. Furthermore, when it is determined by the Adviser that it would be appropriate (whether pursuant to a previously agreed upon arrangement or otherwise) for a third-party to participate in an investment opportunity in which the Fund and/or the other Monroe Capital clients will participate, the Adviser will use its business judgment and act in a manner that it considers fair and reasonable in seeking to allocate such investment opportunity on an equitable basis, taking into account any such considerations that it deems necessary or appropriate in light of the circumstances at such time.

Co-Investment Relief
The Fund expects to co-invest on a concurrent basis with other affiliates of the Fund and the Adviser, unless doing so is impermissible with existing regulatory guidance, applicable regulations, the terms of any exemptive relief granted to the Fund and Monroe Capital’s allocation procedures as described below. On December 17, 2025, the Adviser, the Fund and certain affiliated entities received an updated form of co-investment exemptive relief from the SEC to allow certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief (the “2025 Co-Investment Order”). The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Monroe Capital platform on January 10, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order in allocations. Under the 2025 Co-Investment Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2025 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2025 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.
Competition
The business of investing in debt investments is highly competitive and involves a high degree of uncertainty. Market competition for investment opportunities includes traditional lending institutions, including commercial and investment banks, as well as a growing number of non-traditional participants, such as hedge funds, private equity funds, mezzanine funds, and other private investors, as well as BDCs, and debt-focused competitors, such as issuers of collateralized loan obligations, or CLOs, and other structured loan funds. In addition, given the Fund’s target investment size and investment type, the Adviser expects a large number of competitors for investment opportunities. Some of these competitors may have access to greater amounts of capital and to capital that may be committed for longer periods of time or may have different return thresholds than the Fund, and thus these competitors may have advantages not shared by the Fund. In addition, competitors may have incurred, or may in the future incur, leverage to finance their debt investments at levels or on terms more favorable than those available to the Fund. Furthermore, competitors may offer loan terms that are more favorable to borrowers, such as less onerous borrower financial and other covenants, borrower rights to cure defaults, and other terms more favorable to borrowers than current or historical norms. Strong competition for investments could result in fewer investment opportunities for the Fund, as certain of these competitors have established or are establishing investment vehicles that target the same or similar investments that the Fund intends to purchase.
Over the past several years, many investment funds have been formed with investment objectives similar to those of the Fund, and many such existing funds have grown in size and have added larger successor funds to their platform. These and other investors may make competing offers for investment opportunities identified by the Adviser which may affect the Fund’s ability to participate in attractive investment opportunities and/or cause the Fund to incur additional risks when competing for investment opportunities. Moreover, identifying attractive investment opportunities is difficult and involves a high degree of uncertainty. The Adviser may identify an investment that presents an attractive investment opportunity but may not be able to complete such investment in a manner that meets the objectives of the Fund. The Fund may incur significant expenses in connection with the identification of investment opportunities and investigating other potential investments that are ultimately not consummated, including expenses related to due diligence, transportation and legal, accounting and other professional services as well as the fees of other third-party advisers.

INVESTMENTS
Investment Structure
We structure our investments, which typically have maturities of three to seven years, as follows:
Senior Secured Loans. We structure senior secured loans to obtain security interests in the assets of the portfolio company borrowers that serve as collateral in support of the repayment of such loans. This collateral may take the form of first-priority liens on the assets of the portfolio company borrower. Our senior secured loans may provide for moderate loan amortization in the early years of the loan, with the majority of the amortization deferred until loan maturity.
Unitranche Secured Loans. We structure our unitranche secured loans as senior secured loans. We obtain security interests in the assets of these portfolio companies that serve as collateral in support of the repayment of these loans. This collateral may take the form of first-priority liens on the assets of a portfolio company. Generally, we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan, in which case the “first out” portion of the loan will generally receive priority with respect to payments of principal, interest and any other amounts due thereunder. Unitranche structures combine characteristics of traditional first lien senior secured as well as second lien and subordinated loans and our unitranche secured loans will expose us to the risks associated with second lien and subordinated loans and may limit our recourse or ability to recover collateral upon a portfolio company’s bankruptcy. Unitranche secured loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity. Unitranche secured loans generally allow the borrower to make a large lump sum payment of principal at the end of the loan term, and there is a risk of loss if the borrower is unable to pay the lump sum or refinance the amount owed at maturity. In many cases we, together with our affiliates, are the sole or majority lender of our unitranche secured loans, which can afford us additional influence with a borrower in terms of monitoring and, if necessary, remediation in the event of underperformance.
Junior Secured Loans. We structure junior secured loans to obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such loans. This collateral may take the form of second priority liens on the assets of a portfolio company. These loans typically provide for moderate loan amortization in the initial years of the facility, with the majority of the amortization deferred until loan maturity.
Preferred Equity. We generally structure preferred equity investments to combine features of equity and debt. We may obtain a security interest in the assets of these portfolio companies that serves as collateral in support of the repayment of such preferred equity, which takes a priority to common shareholders. Preferred equity interests generally have a stated dividend rate and may not have a fixed maturity date.
Warrants and Equity Co-Investment Securities. In some cases, we may also receive nominally priced warrants or options to buy a minority equity interest in the portfolio company in connection with a loan. As a result, as a portfolio company appreciates in value, we may achieve additional investment return from this equity interest. We may structure such warrants to include provisions protecting our rights as a minority-interest holder, as well as a “put,” or right to sell such securities back to the issuer, upon the occurrence of specified events. In other cases, we may make a minority equity co-investment in the portfolio company in connection with a loan. Additionally, we may receive equity in our distressed portfolio companies in conjunction with amendments or additional debt fundings.
We tailor the terms of each investment to the facts and circumstances of the transaction and the prospective portfolio company, negotiating a structure that protects our rights and manages our risk while creating incentives for the portfolio company to achieve its business plan and improve its operating results. We seek to limit the downside potential of our investments by:
•selecting investments that we believe have a very low probability of loss;
•requiring a total return on our investments, including both interest and potential equity appreciation, that we believe will compensate us appropriately for credit risk; and
•negotiating covenants in connection with our investments that afford our portfolio companies as much flexibility in managing their businesses as possible, consistent with the preservation of our capital. Such restrictions may include affirmative and negative covenants, default penalties, lien protection, change of control provisions and board rights, including either observation or rights to a seat on the board of directors under some circumstances.

We expect to hold most of our investments to maturity or repayment, but we may sell some of our investments earlier if a liquidity event occurs, such as a sale, recapitalization or worsening of the credit quality of the portfolio company, or if an investment has reached its return target.
Investments
We seek to create a diverse portfolio that includes senior secured, unitranche secured, junior secured loans and warrants and equity co-investment securities by investing approximately $1.0 million to $20.0 million of capital, on average, in the securities of middle-market companies. This investment size may vary proportionately with the size of our capital base. Set forth below is a list of our ten largest portfolio company investments as of December 31, 2025, as well as the top ten industries in which we were invested as of December 31, 2025, calculated as a percentage of our total investments at fair value as of such date (in thousands):

Portfolio Company	Fair Value of Investments	Percentage of Total Investments
TigerConnect, Inc.	$12,739	6.7%
ZI Intermediate II, Inc.	12,506	6.5
SingleStore, Inc.	12,423	6.5
EverView AcquisitionCo, Inc.	8,937	4.7
RD Last Mile Holdings, LLC	8,130	4.3
The Smilist DSO, LLC	7,594	4.0
EMCO Holdco LLC	6,930	3.6
Lifted Trucks Holdings, LLC	5,990	3.1
Securly, Inc.	5,338	2.8
Rampart Exterior Services Buyer, Inc.	5,270	2.8
Total	$85,857	45.0%

Industry	Fair Value of Investments	Percentage of Total Investments
Services: Business	$45,813	24.0%
High Tech Industries	33,004	17.3
Healthcare & Pharmaceuticals	30,319	15.9
Transportation: Cargo	13,111	6.9
Services: Consumer	10,070	5.3
Consumer Goods: Non-Durable	9,913	5.2
Media: Advertising, Printing & Publishing	8,937	4.7
Automotive	7,475	3.9
FIRE: Finance	7,455	3.9
Chemicals, Plastics & Rubber	6,930	3.6
Total	$173,027	90.7%

MANAGEMENT AND OTHER AGREEMENTS
Investment Advisory Agreement
We entered into the Advisory Agreement with MC Advisors on the BDC Election Date, pursuant to which MC Advisors provides management services to us. Under the terms of the Advisory Agreement, MC Advisors is responsible for the following:
•determining the composition of our portfolio, the nature and timing of the changes to our portfolio and the manner of implementing such changes in accordance with our investment objective, policies and restrictions;
•identifying investment opportunities and making investment decisions for us, including negotiating the terms of investments in, and dispositions of, portfolio securities and other instruments on our behalf;
•monitoring our investments;
•performing due diligence on prospective portfolio companies;
•exercising voting rights in respect of portfolio securities and other investments for us;
•serving on, and exercising observer rights for, boards of directors and similar committees of our portfolio companies;
•negotiating, obtaining and managing financing facilities and other forms of leverage; and
•providing us with such other investment advisory and related services as we may, from time to time, reasonably require for the investment of capital.
MC Advisor’s services under the Advisory Agreement are not exclusive, and it is free to furnish similar services to other entities, and it intends to do so, so long as its services to us are not impaired. In addition, subject to the prior approval of a majority of the Board, including a majority of the Board who are not “interested persons” of the Fund and, to the extent required by the 1940 Act and the rules and regulations thereunder, subject to any applicable guidance or interpretation of the SEC or its staff, by the shareholders of the Fund, as applicable, MC Advisors may, from time to time, delegate to a sub-adviser or other service provider any of MC Advisors’ duties under the Advisory Agreement, including the management of all or a portion of the assets being managed. MC Advisors, and not the Fund, will be responsible for any compensation payable to any such sub-adviser; provided, however, that MC Advisors will have the right to direct the Fund to pay directly to any sub-adviser the amounts due and payable to such sub-adviser from the fees and expenses payable to MC Advisors under the Advisory Agreement.
We pay MC Advisors a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the shareholders.
Management Fee
The management fee is payable monthly in arrears at an annual rate of 1.25% of our average total assets, which includes assets financed using leverage; provided, however, that no management fee will be charged on the value of our total assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act. This has the effect of not charging management fees on the value of the portion of our total assets financed with borrowed funds or other forms of leverage in excess of regulatory leverage of 1:1 debt-to-equity. For purposes of calculating the management fee under the Advisory Agreement, our average total assets are calculated based on our account balances as of the beginning and end of the respective calendar month.

During the period starting on the date of entry into the Advisory Agreement with MC Advisors through December 31, 2026 (the “Advisory Fee Waiver Period”), MC Advisors has voluntarily agreed to waive a portion of the management fee such that, during the Advisory Fee Waiver Period, the management fee is payable monthly in arrears at an annual rate of 0.95% of the Fund’s average total assets, which includes assets financed using leverage; provided, however, that no management fee will be charged on the value of our total assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act. Amounts waived by the Adviser during the Advisory Fee Waiver Period are not subject to recoupment by the Adviser.
Incentive Fee
The incentive fee under the Advisory Agreement consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of our income (part one incentive fees) and a portion is based on a percentage of our capital gains (part two incentive fees), each as described below.
Incentive Fee Based on Income
The portion based on our income is based on Pre-Incentive Fee Net Investment Income Returns for the calendar quarter. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of our net assets in accordance with GAAP at the end of the immediately preceding quarter from, dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by MC Advisors or an affiliate) accrued during the quarter, minus operating expenses for the quarter (including any management fee, taxes, any expenses payable under the Advisory Agreement (and, to the extent applicable, the MC Management Advisory Agreement) and the Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that we have not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of our net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized).
Under the Advisory Agreement, we are required to pay MC Advisors an incentive fee quarterly in arrears with respect to our Pre-Incentive Fee Net Investment Income Returns in each calendar quarter as follows:
•No incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which our Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% per quarter (6.0% annualized);
•100% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.7143% (7.04% annualized). We refer to this portion of our Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than or equal to 1.7143%) as the “catch-up.” The “catch-up” is meant to provide MC Advisors with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.7143% in any calendar quarter; and
•12.5% of the dollar amount of our Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.7143% (7.04% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to MC Advisors.

However, during the Advisory Fee Waiver Period, MC Advisors has voluntarily agreed to waive all or any portion of the incentive fee based on Pre-Incentive Fee Net Investment Income Returns it would be entitled to receive under the Advisory Agreement. Amounts waived by the Adviser during the Advisory Fee Waiver Period are not subject to recoupment by the Adviser.
Incentive Fee Based on Capital Gains
The second component of the incentive fee under the Advisory Agreement, the capital gains incentive fee, is payable at the end of each calendar year in arrears. The amount payable equals 12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid incentive fee on capital.
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. We accrue, but do not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to MC Advisors if we were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof.
Administration Agreement
Under the terms of the Administration Agreement, MC Management furnishes us with office facilities and equipment and provides us clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management performs, or oversees the performance of, our required administrative services, which include, among other things, being responsible for the financial records that we are required to maintain and preparing reports to our shareholders and reports filed with the SEC. MC Management also assists us in determining and publishing our NAV, oversees the preparation and filing of our tax returns, disseminates reports to our shareholders and generally oversees the payment of our expenses and the performance of administrative and professional services rendered to us by others. Under the Administration Agreement, MC Management also assists the Adviser to provide managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.
Payments under the Administration Agreement are equal to an amount based upon our allocable portion of costs and expenses (including travel expenses, unless incurred by a controlling person of MC Management) incurred by MC Management in performing its obligations under the Administration Agreement, including our allocable portion of the compensation and other expenses of certain of our officers, including our chief financial officer and chief compliance officer and their respective staffs. The Administrator does not charge the Fund any additional fees for its services as Administrator.
MC Management may retain third parties to assist in providing administrative services to us. To the extent that MC Management outsources any of its functions, we may pay the fees associated with such functions on a direct basis without profit to MC Management. MC Management has hired a sub-administrator, U.S. Bancorp Fund Services, LLC, to assist in the provision of fund accounting administration services for the Fund. The sub-administrator receives compensation from the Fund for its services under a sub-administration agreement, pursuant to which the sub-administrator, among other things, provides the Fund with fund accounting services, SEC financial reporting assistance and assist MC Management with meeting requests of the Fund’s independent auditors.

Certain Terms of the Advisory Agreement and the Administration Agreement
Each of the Advisory Agreement and the Administration Agreement has been approved by the Board. Unless earlier terminated as described below, each of the Advisory Agreement and the Administration Agreement will remain in effect for a period of two years from the BDC Election Date and will remain in effect from year-to-year thereafter if approved annually by a majority of the Board or by the holders of a majority of our outstanding voting securities and, in each case, a majority of the members of the Board who are not “interested persons,” as defined in Section 2(a)(19) of the 1940 Act, of the Fund (the “Independent Trustees”). We may terminate the Advisory Agreement upon 60 days’ written notice, and the Administration Agreement upon 60 days’ written notice, without payment of any penalty. The decision to terminate either of these agreements may be made by a majority of the Board or the shareholders holding a majority of our outstanding voting securities, which means the lesser of (1) 67% or more of the voting securities present at a meeting if more than 50% of the outstanding voting securities are present or represented by proxy, or (2) more than 50% of the outstanding voting securities. In addition, without payment of any penalty, the Adviser may terminate the Advisory Agreement upon 120 days’ written notice, and the Administrator may terminate the Administration Agreement upon 120 days’ written notice. Each of the Advisory Agreement and the Administration Agreement will automatically terminate within the meaning of the 1940 Act and related SEC guidance and interpretations in the event of its assignment. If the Fund elects to continue its operations following termination of the Advisory Agreement by the Adviser, the Adviser must pay all expenses actually and reasonably incurred as a result of its withdrawal.
MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) shall not be liable for any error of judgment or mistake of law or for any act or omission or any loss suffered by the Fund in connection with the matters to which the Advisory Agreement and Administration Agreement, respectively, relate, provided that each of MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) shall not be protected against any liability to the Fund or its shareholders to which it would otherwise be subject by reason of willful misfeasance, misconduct (in the case of MC Management as Administrator), bad faith or gross negligence (or negligence in the case of MC Management as Administrator) on its part in the performance of its duties or by reason of the reckless disregard of its duties and obligations (“disabling conduct”). Each of the Advisory Agreement and the Administration Agreement provide that, absent disabling conduct, each of MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) and its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with it (collectively, the “Indemnified Parties”) will be entitled to indemnification from us for any damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) arising from the rendering of the Adviser’s services under the Advisory Agreement and the Administrator’s services under the Administration Agreement or otherwise as adviser or administrator for us. MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) shall not be liable under their respective agreements with us or otherwise for any loss due to the mistake, action, inaction, negligence, dishonesty, fraud or bad faith of any broker or other agent; provided, that such broker or other agent shall have been selected, engaged or retained and monitored by MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) in good faith, unless such action or inaction was made by reason of disabling conduct, or in the case of a criminal action or proceeding, where MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) had reasonable cause to believe its conduct was unlawful. In addition, we will not provide for indemnification of an Indemnified Party under the Advisory Agreement for any liability or loss suffered by such Indemnified Party, nor will we provide that an Indemnified Party under the Advisory Agreement be held harmless for any loss or liability suffered by us, unless: (1) we have determined, in good faith, that the course of conduct that caused the loss or liability was in our best interest; (2) we have determined, in good faith, that the Indemnified Party was acting on our behalf or performing services for us; (3) we have determined, in good faith, that such liability or loss was not the result of negligence or misconduct, in the case that the Indemnified Party is MC Advisors, an affiliate of MC Advisors or one of our officers; and (4) the indemnification or agreement to hold harmless is recoverable only out of our net assets and not from our shareholders.
Payment of Our Expenses Under the Investment Advisory and Administration Agreements
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:

1.investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to the Fund’s investment advisory agreement;
2.the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of the Administrator or any of its affiliates, subject to the limitations described in “Advisory and Administration Agreement— Administration Agreement”; provided, that such expenses shall exclude, for the avoidance of doubt, (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the NASAA Omnibus Guidelines) of the Administrator; and
3.all other expenses of the Fund’s operations, administration and transactions, including those listed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses.”
From time to time, each of MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) or its affiliates may pay third-party providers of goods or services. We reimburse each of MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) or such affiliates thereof for any such amounts paid on our behalf. From time to time, MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) and may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders.
Costs and expenses of MC Advisors and MC Management (in their capacities as the Adviser and the Administrator, respectively) that are eligible for reimbursement by the Fund will be reasonably allocated to the Fund on the basis of time spent, assets under management, usage rates, proportionate holdings, a combination thereof or other reasonable methods determined by the Administrator.
Board Approval of the Advisory Agreement
Our Board, including our Independent Trustees, approved the terms of the Advisory Agreement at an in-person meeting held on October 10, 2025, which was effective upon the BDC Election Date. In reaching a decision to approve the Advisory Agreement, the Board reviewed a significant amount of information and considered, among other things:
•the nature, quality and extent of the advisory and other services to be provided to the Fund by the Adviser;
•the proposed investment advisory fee rates to be paid by the Fund to the Adviser;
•the fee structures of comparable externally managed business development companies that engage in similar investing activities;
•our projected operating expenses and expense ratio compared to business development companies with similar investment objectives;
•information about the services to be performed and the personnel who would be performing such services under the Advisory Agreement; and
•the organizational capability and financial condition of the Adviser and its affiliates.
Based on the information reviewed and the discussion thereof, the Board, including a majority of the non-interested Trustees, concluded that the investment advisory fee rates are reasonable in relation to the services to be provided and approved the Advisory Agreement as being in the best interests of our shareholders.

Managing Dealer Agreement
We are party to a managing dealer agreement (the “Managing Dealer Agreement”) with InspereX LLC (the “Managing Dealer”), pursuant to which the Managing Dealer agreed to, among other things, manage our relationships with third-party brokers engaged by the Managing Dealer to participate in the distribution of our common shares, which we refer to as “participating brokers,” and financial advisers. As set forth in and pursuant to the Managing Dealer Agreement, we pay the Managing Dealer a 2 basis point managing dealer fee that is payable quarterly in arrears on any capital raised in our continuous public offering of common shares. Such fees will be borne indirectly by all shareholders of the Fund. We will not pay referral or similar fees to any accountants, attorneys or other persons in connection with the distribution of our Common Shares. The Managing Dealer is a broker-dealer registered with the SEC and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”).
 Neither the Fund nor the Managing Dealer will charge an upfront sales load with respect to Class S shares, Class D shares or Class I shares; however, if investors buy Class S shares or Class D shares through certain financial intermediaries, such intermediaries may directly charge investors transaction or other fees, including upfront placement fees or brokerage commissions, in such amount as they may determine, provided that such intermediaries limit such charges to a 3.5% cap on NAV for Class S shares and a 1.5% cap on NAV for Class D shares. Selling agents will not charge such fees on Class I shares. We will also pay the following shareholder servicing and/or distribution fees to the Managing Dealer and/or a participating broker, subject to FINRA limitations on underwriting compensation: (a) for Class S shares, a shareholder servicing and/or distribution fee equal to 0.85% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class S shares and (b) for Class D shares, a shareholder servicing and/or distribution fee equal to 0.25% per annum of the aggregate NAV as of the beginning of the first calendar day of the month for the Class D shares, in each case, payable monthly. No shareholder servicing or distribution fees will be paid with respect to the Class I shares.
Either party may terminate the Managing Dealer Agreement upon 60 days’ written notice to the other party or immediately upon notice to the other party in the event such other party failed to comply with a material provision of the Managing Dealer Agreement. The Managing Dealer Agreement also may be terminated at any time, without the payment of any penalty, by vote of a majority of the Fund’s trustees who are not “interested persons,” as defined in the 1940 Act, of the Fund and who have no direct or indirect financial interest in the operation of the Fund’s distribution plan or the Managing Dealer Agreement or by vote of a majority of the outstanding voting securities of the Fund, on not more than 60 days’ written notice to the Managing Dealer or the Investment Adviser. The Managing Dealer Agreement will automatically terminate in the event of its assignment, as defined in the 1940 Act.
Shareholder Servicing and/or Distribution Fees
Pursuant to Rule 12b-1 under the 1940 Act, we adopted a shareholder servicing and distribution plan pursuant to which Class S shares and Class D shares are subject to shareholder servicing and/or distribution fees. No shareholder servicing and/or distribution fees are paid with respect to Class I shares.
The following table shows the shareholder servicing and/or distribution fees we pay the Managing Dealer with respect to the Class S shares and Class D shares on an annualized basis as a percentage of our NAV for such class. The shareholder servicing and/or distribution fees will be paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation.

Annual Shareholder Servicing and/or Distribution Fees as a % of NAV
Class S	0.85%
Class D	0.25%
Class I	—%

The shareholder servicing and/or distribution fees will be paid monthly in arrears. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged. The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services. The Fund also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and our Rule 12b-1 Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S shares and Class D shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our distribution reinvestment plan.
Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S shares or Class D shares: assistance with recordkeeping, answering investor inquiries regarding us, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/ or distribution fees are ongoing fees that are not paid at the time of purchase.
We or the Adviser may also pay directly, or reimburse the Managing Dealer if the Managing Dealer pays on our behalf, any organization and offering expenses (other than any upfront selling commissions and shareholder servicing and/or distribution fees). In addition, the Adviser, or its affiliates, may pay additional compensation out of its own resources (i.e., not Fund assets) to the Managing Dealer, certain selling agents or financial intermediaries in connection with providing services intended to result in the sale of shares and/or shareholder support service, and such payment amounts may be significant. The additional compensation may differ among the recipients, including brokers or dealers, in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding common shares held by our common shareholders introduced by the Managing Dealer, selling agent or financial intermediary, or determined in some other manner. The receipt of the additional compensation by the Managing Dealer, selling agent or financial intermediary may create potential conflicts of interest between an investor and its broker or dealer or other financial intermediary who is recommending the Fund over other potential investments.
While the Adviser or its affiliates have and may continue to pay compensation to such entities in connection with the offering of common shares, it is under no obligation to pay such fees and may decide not to do so in the future to the extent that any such compensation is permitted to be borne by the Fund. In return for this compensation, the Adviser and its affiliates expect to receive certain marketing or servicing advantages that are not generally available to funds that do not make such payments. Such advantages are expected to include, without limitation, placement of the Fund on a list of funds offered as investment options to the selling agent’s clients (sometimes referred to as “shelf space”); access to the selling agent’s registered representatives; and/or ability to assist in training and educating the selling agent’s registered representatives.
Expense Support and Conditional Reimbursement Agreement
We have entered into an expense support and conditional reimbursement agreement with MC Advisors (the “Expense Support Agreement”), pursuant to which MC Advisors is obligated to advance our “Operating Expenses” (as defined below) (each, a “Required Expense Payment”) to the extent they exceed 1.00% (annualized) of our average NAV (the “Operating Expense Cap”). Any Required Expense Payment must be paid by MC Advisors to us in any combination of cash or other immediately available funds and/or offset against amounts due from us to MC Advisors or its affiliates.
MC Advisors may elect to pay certain additional expenses on our behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Voluntary Expense Payment that MC Advisors has committed to pay must be paid by MC Advisors to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to MC Advisors or its affiliates. MC Advisors will be entitled to reimbursement of Expense Payments from us if Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders, among other conditions.

For purposes of the Expense Support Agreement, “Operating Expenses” means all of our operating costs and expenses incurred, as determined under accounting principles generally accepted in the United States of America (“GAAP”), including organizational and offering costs, but excluding base management and incentive fees payable to MC Advisors, shareholder servicing and/or distribution fees, and all costs associated with our borrowings and other indebtedness (collectively, “Expense Exclusions”). Payments made by MC Advisors pursuant to the Expense Support Agreement are referred to as “Expense Payments.”
Upon and following the initial issuance of Common Shares to investors that are not affiliated with MC Advisors, following any calendar month (such calendar month, the “Applicable Calendar Month”) in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to MC Advisors until such time as all Expense Payments made by MC Advisors to the Fund within three years prior to the last business day of the Applicable Calendar Month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment income calculated in accordance with U.S. GAAP, (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).
No Reimbursement Payment for any quarter shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio exceeds 1.00% (on an annualized basis). The “Operating Expense Ratio” is calculated by dividing Operating Expenses by the Fund’s monthly average net assets.
The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month. See Note 5 in the notes to our consolidated financial statements for more information.
License Agreement
We have entered into a trademark license agreement (the “License Agreement”) with Monroe Capital under which Monroe Capital has granted us a non-exclusive, royalty-free license to use the name “Monroe Capital.” Under the License Agreement, we have the right to use the “Monroe Capital” name for so long as MC Advisors or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we have no legal right to the “Monroe Capital” name or logo. The License Agreement will remain in effect for so long as the Advisory Agreement with MC Advisors is in effect.
VALUATION PROCESS AND DETERMINATION OF NET ASSET VALUE
We expect to determine our NAV for each class of shares each month as of the last day of each calendar month. The NAV per share for each class of shares is determined by dividing the value of total assets attributable to the class minus liabilities, including accrued fees and expenses, attributable to the class by the total number of Common Shares outstanding of the class at the date as of which the determination is made.
We value our investments in accordance with Section 2(a)(41) of the 1940 Act and Rule 2a-5 thereunder, which sets forth requirements for determining fair value in good faith. Pursuant to Rule 2a-5 of the 1940 Act, the Board has designated MC Advisors as its Valuation Designee to perform fair value determinations for investments held by us without readily available market quotations. The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, that are not publicly traded or whose market prices are not readily available based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Designee’s valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The Valuation Designee’s valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America to determine the fair value of the security. Debt and equity securities that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
We conduct the valuation of our investments, upon which our NAV is based, at all times consistent with GAAP and the 1940 Act. We value our investments in accordance with ASC 820, which defines fair value as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the applicable measurement date. ASC 820 prioritizes the use of observable market prices or values derived from such prices over entity-specific inputs.
ASC 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. ASC 820 also provides guidance regarding a fair value hierarchy, which prioritizes information used to measure fair value and the effect of fair value measurements on earnings, and provides for enhanced disclosures determined by the level within the hierarchy of information used in the valuation. In accordance with ASC 820, these inputs are summarized in the three levels listed below:
•Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 — Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets and liabilities, whether directly or indirectly observable.
•Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an investment’s level within the fair value hierarchy is based on the lowest level of observable input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.
Active, publicly traded instruments are classified as Level 1 and their values are generally based on quoted market prices, even if both the market’s normal daily trading volume is not sufficient to absorb the quantity held and placing orders to sell the position in a single transaction might affect the quoted price.
Fair value is generally determined as the price that would be received for an investment in a current sale, which assumes an orderly market is available for the market participants at the measurement date. If available, fair value of investments is based on directly observable market prices or on market data derived from comparable assets. The Fund’s valuation policy considers the fact that no ready market may exist for many of the securities in which it invests and that fair value for its investments must be determined using unobservable inputs.

Investments for which market quotations are readily available are typically valued at such market quotations. In order to validate market quotations, the Valuation Designee, looks at a number of factors to determine if the quotations are representative of fair value, including the source and nature of the quotations. Debt and equity securities that are not publicly traded or whose market prices are not readily available (i.e., substantially all of the Fund’s investments) are valued at fair value as determined in good faith by the Valuation Designee, subject to the oversight of the Board, based on, among other things, the input of the Fund’s independent third-party valuation firms that have been engaged to support the valuation of such portfolio investments and a consistently applied valuation process.
With respect to the valuation of investments, the Valuation Designee undertakes a multi-step valuation process each quarter in connection with determining the fair value of our investments for which reliable market quotations are not readily available, which includes, among other procedures, the following:
•The quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Adviser responsible for the credit monitoring of the portfolio investment;
•the Valuation Designee engages an independent valuation firm to conduct independent appraisals of a selection of the investments for which market quotations are not readily available. The Valuation Designee will consult with independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received at least quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.
The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers the Fund’s Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of a performing Level 3 debt investment, the Valuation Designee considers the fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as described above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.

Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of EBITDA, cash flows, net income, revenues, or in limited cases, book value.
In addition, for certain debt investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
When the Adviser determines the Fund’s NAV as of the last day of a month that is not also the last day of a calendar quarter, the Adviser intends to update the value of securities with reliable market quotations to the most recent market quotation. For securities without reliable market quotations, the Valuation Designee will prepare preliminary fair value estimates for each investment consistent with the methodologies set forth in the valuation policy. If an individual asset for which reliable market quotations are not readily available is known by the Valuation Designee to have experienced a significant observable change since the most recent quarter end, an independent valuation firm may from time-to-time be asked by the Valuation Designee to provide an independent fair value range for such asset.
Our most recently determined NAV per share for each class of shares will be available on our website: www.monroemlend.com. We expect to report our NAV per share as of the last day of the applicable month on our website generally within 20 business days of the first day of the following month.
SHARE REPURCHASE PROGRAM
We do not intend to list our Common Shares on any national securities exchange and we do not expect there to be a public market for our Common Shares. As a result, if you purchase our Common Shares, your ability to sell your Common Shares will be limited.
At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all.
Upon a determination by the Board to (i) suspend our share repurchase program or (ii) materially modify our share repurchase program in a manner that reduces liquidity available to our shareholders, our share repurchase program requires the Board to consider, at least quarterly, whether continuing to restrict repurchases or resuming repurchases at the original repurchase limits under our share repurchase program would be in the best interest of the Fund and our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.
We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will thereafter be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year. We refer to this as the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our distribution reinvestment plan (the "DRIP") and may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or (v) due to trade or operational error. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.
You may tender all of the Common Shares that you own. There is no repurchase priority for a shareholder under the circumstances of death or disability of such shareholder.
In the event the amount of shares tendered exceeds the repurchase offer amount, shares will be repurchased on a pro rata basis. All unsatisfied repurchase requests must be resubmitted in the next quarterly tender offer, or upon the recommencement of the share repurchase program, as applicable. We will have no obligation to repurchase shares, including if the repurchase would violate the restrictions on distributions under federal law or Delaware law. The limitations and restrictions described above may prevent us from accommodating all repurchase requests made in any quarter. Our share repurchase program has many limitations, including the limitations described above, and should not in any way be viewed as the equivalent of a secondary market.
There is no assurance that the Board will exercise its discretion to offer to repurchase shares or that there will be sufficient funds available to accommodate all of our common shareholders’ requests for repurchase. As a result, we may repurchase less than the full amount of shares that you request to have repurchased. If we do not repurchase the full amount of your Common Shares that you have requested to be repurchased, or we determine not to make repurchases of our Common Shares, you will likely not be able to dispose of your Common Shares, even if we under-perform. Any periodic repurchase offers will be subject in part to our available cash and compliance with the RIC qualification and diversification rules and the 1940 Act. Except as set forth above with respect to the Early Repurchase Deduction, shareholders will not pay a fee to us in connection with our repurchase of shares under the share repurchase program.
The Fund will repurchase shares from shareholders pursuant to written tenders on terms and conditions that the Board determines to be fair to the Fund and to all shareholders. When the Board determines that the Fund will repurchase shares, notice will be provided to shareholders describing the terms of that particular offer, containing information shareholders should consider in deciding whether to participate in the repurchase opportunity and containing information on how to participate. Shareholders deciding whether to tender their shares during the period that a repurchase offer is open may obtain the Fund’s most recent NAV per share on our website at: www.monroemlend.com. However, our repurchase offers will generally use the NAV on or around the last calendar day of a month designated by the Board during the applicable quarter, which will not be available until after the expiration of the applicable tender offer, so you will not know the exact price of shares in the tender offer when you make your decision whether to tender your Common Shares. Information contained on our website is not incorporated by reference into this annual report on Form 10-K, and you should not consider that information to be part of this report.
Repurchases of shares from shareholders by the Fund will be paid in full with cash no later than five business days after the expiration of the repurchase deadline. Repurchases will be effective after receipt and acceptance by the Fund of eligible written tenders of shares from shareholders by the applicable repurchase offer deadline.

Most of our assets will consist of instruments that cannot generally be readily liquidated without impacting our ability to realize full value upon their disposition. Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans and other liquid investments. We may fund repurchase requests from sources other than cash flow from operations, including, without limitation, the sale of assets, borrowings, return of capital or offering proceeds, and we have no limits on the amounts we may pay from such sources. Should making repurchase offers, in our judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing our shares is in the best interests of the Fund as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all.
In the event that any common shareholder fails to maintain the minimum balance of $500 of our Common Shares, we may repurchase all of the shares held by that common shareholder at the repurchase price in effect on the date we determine that the common shareholder has failed to meet the minimum balance, less any Early Repurchase Deduction. Minimum account repurchases will apply even in the event that the failure to meet the minimum balance is caused solely by a decline in our NAV. Minimum account repurchases are not subject to the Early Repurchase Deduction.
Repurchases by the Fund of any shares held by the Adviser or its affiliates will be on the same terms and with the same limitations as those applicable to shareholders under the share repurchase program described herein.
Payment for repurchased shares may require us to liquidate portfolio holdings earlier than the Adviser would otherwise have caused these holdings to be liquidated, potentially resulting in losses, and may increase our investment-related expenses as a result of higher portfolio turnover rates. The Adviser intends to take measures, subject to policies as may be established by the Board, to attempt to avoid or minimize potential losses and expenses resulting from the repurchase of shares.
REGULATION
We have elected to be regulated as a BDC under the 1940 Act and have elected to be treated as a RIC under the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters, and affiliates of those affiliates or underwriters, and requires that a majority of the trustees of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities.
The following discussion is a general summary of the material prohibitions and descriptions governing BDCs generally. It does not purport to be a complete description of all of the laws and regulations affecting BDCs.
Qualifying Assets
Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as “Qualifying Assets,” unless, at the time the acquisition is made, Qualifying Assets represent at least 70% of the company’s total assets. The principal categories of Qualifying Assets relevant to our business are any of the following:
(1) Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an Eligible Portfolio Company (as defined below), or from any person who is, or has been during the preceding 13 months, an affiliated person of an Eligible Portfolio Company, or from any other person, subject to such rules as may be prescribed by the SEC. An “Eligible Portfolio Company” is defined in the 1940 Act as any issuer which:
(a) is organized under the laws of, and has its principal place of business in, the United States;
(b) is not an investment company (other than a small business investment company wholly owned by the Fund) or a company that would be an investment company but for certain exclusions under the 1940 Act; and

(c) satisfies any of the following:
(i)    does not have any class of securities that is traded on a national securities exchange;
(ii)    has a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250 million;
(iii)    is controlled by a BDC or a group of companies including a BDC and the BDC has an affiliated person who is a director of the Eligible Portfolio Company; or
(iv)    is a small and solvent company having total assets of not more than $4 million and capital and surplus of not less than $2 million.
(2)    Securities of any Eligible Portfolio Company controlled by the Fund.
(3)    Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
(4)    Securities of an Eligible Portfolio Company purchased from any person in a private transaction if there is no ready market for such securities and the Fund already owns 60% of the outstanding equity of the Eligible Portfolio Company.
(5)    Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
(6)    Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.
In addition, a BDC must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above.
Significant Managerial Assistance
A BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described above. However, in order for portfolio securities to qualify as Qualifying Assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities (other than small and solvent companies described above) significant managerial assistance; except that, where the BDC purchases such securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available significant managerial assistance means, among other things, any arrangement whereby the BDC, through its trustees, officers or employees, service providers (e.g., the Adviser) offers to provide and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company through monitoring of portfolio company operations, selective participation in board and management meetings, consulting with and advising a portfolio company’s officers or other organizational or financial guidance. Under the Administration Agreement, MC Management assists MC Advisors in providing managerial assistance on our behalf to those portfolio companies that have accepted our offer to provide such assistance.

Temporary Investments
Pending investment in other types of Qualifying Assets, as described above, our investments may consist of cash, cash equivalents, U.S. government securities and high-quality debt investments that mature in one year or less from the date of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are Qualifying Assets or temporary investments. We may invest in U.S. Treasury bills or in repurchase agreements, so long as the agreements are fully collateralized by cash or securities issued by the U.S. government or its agencies. A repurchase agreement involves the purchase by an investor, such as us, of a specified security and the simultaneous agreement by the seller to repurchase it at an agreed-upon future date and at a price that is greater than the purchase price by an amount that reflects an agreed-upon interest rate. There is no percentage restriction on the proportion of our assets that may be invested in such repurchase agreements. However, if more than 25% of our total assets constitute repurchase agreements from a single counterparty, we would not meet the diversification tests in order to qualify as a RIC for U.S. federal income tax purposes. Accordingly, we do not intend to enter into repurchase agreements with a single counterparty in excess of this limit. MC Advisors monitors the creditworthiness of the counterparties with which we enter into repurchase agreement transactions.
Issuance of Derivative Securities
Under the 1940 Act, a BDC is subject to restrictions on the issuance, terms and amount of warrants, options or rights to purchase shares that it may have outstanding at any time. In particular, the amount of shares that would result from the conversion or exercise of all outstanding warrants, options or rights to purchase shares cannot exceed 25% of the BDC’s total outstanding shares.
Leverage and Senior Securities; Coverage Ratio
We are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of shares senior to our Common Shares if our asset coverage, as defined in the 1940 Act, would at least equal 150% immediately after each such issuance. On October 10, 2025, our initial sole shareholder approved the adoption of this 150% threshold pursuant to Section 61(a)(2) of the 1940 Act and such election became effective the following day. As defined in the 1940 Act, asset coverage of 150% for preferred shares means that for every $100 of net assets we hold, we may raise $200 from borrowing and issuing senior securities representing stock. Asset coverage of 150% for indebtedness means that for every $100 of net assets we hold, we may raise $200 from borrowing. In addition, while any senior securities remain outstanding, we are required to make provisions to prohibit any dividend distribution to our shareholders or the repurchase of such securities or shares unless we meet the applicable asset coverage ratios at the time of the dividend distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes, which borrowings would not be considered senior securities. Leverage embedded or inherent in derivative instruments in which the Fund may invest are not subject to such asset coverage requirements.
We have established a senior secured revolving credit facility with Deutsche Bank AG, New York Branch, (the “DB Credit Facility”) and intend to establish one or more other credit facilities or enter into other financing arrangements to facilitate investments and the timely payment of our expenses. The DB Credit Facility bears interest at a floating rate at spreads over the applicable base rate, and it is anticipated that any future credit facilities will also bear interest at floating rates at to be determined spreads over SOFR (or other applicable reference rate). We cannot assure shareholders that we will be able to enter into any future credit facilities on favorable terms or at all. Shareholders will indirectly bear the costs associated with any borrowings under a credit facility or otherwise. In connection with a credit facility or other borrowings, lenders may require us to pledge assets, commitments and/or drawdowns (and the ability to enforce the payment thereof) and may ask to comply with positive or negative covenants that could have an effect on our operations. In addition, from time to time, our losses on leveraged investments may result in the liquidation of other investments held by us and may result in additional drawdowns to repay such amounts.

Under Rule 18f-4 under the 1940 Act, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, the Fund is permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if the Fund complies with certain value-at-risk leverage limits, adopts and implements a written derivatives risk management program, and complies with board oversight and reporting requirements or satisfies the conditions for the “limited derivatives users” exception. Rule 18f-4 also permits the Fund to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if the Fund aggregates the amount of indebtedness associated with its reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating the Fund’s asset coverage ratios as discussed above. In addition, the Fund is permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) the Fund intends to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). The Fund may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as it treats any such transaction as a “derivatives transaction” for purposes of compliance with Rule 18f-4. Furthermore, the Fund is permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due. We cannot predict the effects of these requirements. The Adviser intends to monitor developments and seek to manage the Fund’s assets in a manner consistent with achieving the Fund’s investment objective, but there can be no assurance that it will be successful in doing so.
We may also create leverage by securitizing our assets (including in CLOs) and retaining the equity portion of the securitized vehicle. We may also from time to time make secured loans of our marginable securities to brokers, dealers and other financial institutions.
Code of Ethics
We and the Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under the Advisers Act, respectively, that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the code are permitted to invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the code’s requirements. A copy of the Fund’s code of ethics is available to the Fund’s shareholders on our website at www.monroemlend.com.
Affiliated Transactions
We may be prohibited under the 1940 Act from conducting certain transactions with our affiliates without the prior approval of our Trustees who are not interested persons and, in some cases, the prior approval of the SEC. We have received an exemptive order from the SEC that permits us, among other things, to co-invest with certain other persons, including certain affiliates of the Adviser and certain funds managed and controlled by the Adviser and its affiliates, subject to certain terms and conditions.
Proxy Voting Policies and Procedures
We have delegated our proxy voting responsibility to the Adviser. The Proxy Voting Policies and Procedures of the Adviser are set forth below. The guidelines will be reviewed periodically by the Adviser, and, accordingly, are subject to change.
As an investment adviser registered under the Advisers Act, the Adviser has a duty to monitor corporate events and to vote proxies, as well as a duty to cast votes in the best interest of clients and not subrogate client interests to its own interests. Rule 206(4)-6 under the Advisers Act places specific requirements on registered investment advisers with proxy voting authority.

Proxy Policies
The Adviser will vote all proxies relating to our portfolio securities in the best interest of our shareholders. The Adviser reviews on a case-by-case basis each proposal submitted to a shareholder vote to determine its impact on the portfolio securities held by the Fund. Although the Adviser will generally vote against proposals that may have a negative impact on our clients’ portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so. The Adviser will abstain from voting only in unusual circumstances and where there is a compelling reason to do so.
The Adviser’s proxy voting decisions are made by members of the Investment Committee who are responsible for monitoring each of our investments. To ensure that the Adviser’s vote is not the product of a conflict of interest, the Adviser requires that: (i) anyone involved in the decision making process disclose to the Adviser’s Chief Compliance Officer any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (ii) employees involved in the decision-making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.
Proxy Voting Records
You may obtain information about how the Adviser voted proxies by making a written request for proxy voting information to: Monroe Capital Enhanced Corporate Lending Fund, Attention: Chief Compliance Officer, 155 N. Wacker Drive, Floor 35, Chicago, Illinois 60606.
Other
We will be periodically examined by the SEC for compliance with the 1940 Act, and be subject to the periodic reporting and related requirements of the Exchange Act.
We are also required to provide and maintain a bond issued by a reputable fidelity insurance company to protect against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any trustee or officer against any liability to our shareholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.
We are also required to designate a chief compliance officer and to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws and to review these policies and procedures annually for their adequacy and the effectiveness of their implementation.
We are not permitted to change the nature of our business so as to cease to be, or to withdraw our election as, a BDC unless approved by a majority of our outstanding voting securities. A majority of the outstanding voting securities of a company is defined under the 1940 Act as the lesser of: (i) 67% or more of such company’s shares present at a meeting if more than 50% of the outstanding shares of such company are present or represented by proxy, or (ii) more than 50% of the outstanding shares of such company.
MC Advisors has filed notice with the National Futures Association (“NFA”) to claim an exclusion from the definition of commodity pool operator (“CPO”) of the Fund, provided that the Fund (i) continues to be regulated by the SEC as a BDC, (ii) allocates no more than specified amounts of its assets to futures contracts, certain swap contracts and certain other derivative instruments that are within the jurisdiction of the Commodity Exchange Act (collectively, “CEA-regulated products”), and (iii) is not marketed to the public as a commodity pool or as a vehicle for trading in CEA-regulated products. If the Fund is unable to satisfy the conditions of the exclusion, MC Advisors may become subject to the CFTC’s CPO registration requirements, and the disclosure and operations of the Fund would need to comply with all applicable regulations governing commodity pools and CPOs.
If MC Advisors were required to register as a CPO, it would also be required to become a member of the NFA and be subject to the NFA’s rules and bylaws. Compliance with these additional registration and regulatory requirements may increase MC Advisors’ operating expenses, which, in turn, could result in the Fund’s investors being charged additional fees.

Our internet address is www.monroemlend.com. We make available free of charge on our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statement and amendments to those reports as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.
HUMAN CAPITAL
We do not have any employees. We depend entirely on the diligence, skill, and network of business contacts of the senior investment professionals of MC Advisors to achieve our investment objective. MC Advisors itself has no employees and, pursuant to the Staffing Agreement, depends upon MC Management to provide the investment professionals and other resources necessary to fulfill MC Advisors’ obligations to us.
AVAILABLE INFORMATION
We are required to file periodic reports, current reports, proxy statements, and other information with the SEC. This information is available at the SEC’s website at www.sec.gov. We also maintain a website at www.monroemlend.com where shareholders and prospective investors may obtain information about us, although the content of our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.
INFORMATION TECHNOLOGY
We utilize a number of industry standard practices and software packages to secure, protect, manage and back up all corporate data. We outsource portions of our information technology function to efficiently monitor and maintain our systems. Also, we conduct a daily backup of our systems to ensure the security and stability of the network.
ELECTION TO BE TAXED AS A RIC
As a BDC, we intend to elect to be treated as a RIC under Subchapter M of the Code upon filing a 2025 IRS Form 1120-RIC for tax year ended December 31, 2025; however, no assurance can be given that we will be able to maintain our RIC tax treatment. As a RIC, we generally will not be subject to U.S. federal income taxes on any ordinary income or capital gains that we timely distribute to our shareholders as dividends. To continue to qualify as a RIC, we must, among other things, meet certain source-of income and asset diversification requirements (as described below). In addition, we are generally required to distribute to our shareholders, on a timely basis for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses (the “Annual Distribution Requirement”).
Taxation as a RIC
If we continue to:
•qualify as a RIC; and
•satisfy the Annual Distribution Requirement;
then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gains, defined as net long-term capital gains in excess of net short-term capital losses we distribute to our shareholders.
We will be subject to U.S. federal income tax imposed at corporate rates on any net income or net capital gain not distributed (or deemed distributed) to our shareholders.
In addition, we will be subject to a 4% U.S. nondeductible federal excise tax on our undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (a) 98% of our ordinary income for each calendar year, (b) 98.2% of the amount by which our capital gain exceeds our capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (c) certain undistributed amounts from previous years on which we paid no U.S. federal income tax (the “Excise Tax Avoidance Requirement”). For the year ended December 31, 2025, we recorded zero on our consolidated statement of operations for U.S. federal excise taxes.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:
•meet the Annual Distribution Requirement;
•qualify to be treated as a BDC under the 1940 Act at all times during each taxable year;
•derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale or other taxable disposition of stock or other securities or foreign currencies, or other income derived with respect to our business of investing in such stock or securities, and net income from certain “qualified publicly traded partnerships” (as defined in the Code) (the “90% Income Test”); and
•diversify our holdings so that at the end of each quarter of the taxable year:
•at least 50% of the value of our assets consists of cash, cash items, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•no more than 25% of the value of our assets is invested in (i) the securities, other than U.S. government securities or securities of other RICs, of one issuer, (ii) the securities, other than the securities of other RICs, or of two or more issuers that are controlled by us and which are determined, under applicable Code rules, to be engaged in the same or similar or related trades or businesses or (iii) in the securities of one or more qualified publicly traded partnerships (the “Diversification Tests”).
To the extent that we invest in entities treated as partnerships for U.S. federal income tax purposes (other than a “qualified publicly traded partnership”), we generally must include the items of gross income derived by the partnerships for purposes of the 90% Income Test, and the income that is derived from a partnership (other than a “qualified publicly traded partnership”) will be treated as qualifying income for purposes of the 90% Income Test only to the extent that such income is attributable to items of income of the partnership that would be qualifying income if realized by us directly. In addition, we generally must take into account our proportionate share of the assets held by partnerships (other than a “qualified publicly traded partnership”) in which we are a partner for purposes of the Diversification Tests.
Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to prevent our receipt of income that would not satisfy the 90% Income Test, we have established and may establish additional special purpose corporations to hold assets from which we do not anticipate earning dividend, interest or other qualifying income under the 90% Income Test. Any investments held through a special purpose corporation would generally be subject to U.S. federal income tax and other taxes, and therefore would be expected to achieve a reduced after-tax yield.
We may be required to recognize taxable income in circumstances in which we do not receive a corresponding payment in cash. For example, for debt obligations that are treated under applicable tax rules as having original issue discount (such as debt instruments with PIK interest or, in certain cases, increasing interest rates or issued with warrants), we must include in income each year a portion of the original issue discount that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. We may also have to include in our income other amounts that we have not yet received in cash, such as deferred loan origination fees that are paid after origination of the loan or are paid in non-cash compensation such as warrants or stock. We anticipate that a portion of our income will continue to constitute original issue discount or other income required to be included in taxable income prior to receipt of cash.
Because any original issue discount or other amounts accrued are included in our investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy the Annual Distribution Requirement, even though we will not have received the corresponding cash amount. As a result, we may have difficulty meeting the Annual Distribution Requirement. We may have to sell some of our investments at times and/or at prices we do not consider advantageous, raise additional debt or equity capital or forgo new investment opportunities for this purpose. If we are not able to obtain cash from other sources, we may fail to qualify as a RIC and thus become subject to corporate-level U.S. federal income tax.

Investments in debt securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated may present special tax issues for us. U.S. federal income tax rules are not entirely clear about issues such as when we may cease to accrue interest, original issue discount or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, to distribute sufficient income to preserve our tax status as a RIC and minimize the extent to which we are subject to U.S. federal income and excise tax.
Gain or loss realized from warrants as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long-term or short-term, depending on how long we held a particular warrant.
Our investments in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Shareholders will generally not be entitled to claim a credit or deduction with respect to non-U.S. taxes paid by us.
If we purchase shares in a “passive foreign investment company” (a “PFIC”), we may be subject to U.S. federal income tax on any “excess distribution” or any gain from the disposition of such shares. Additional charges in the nature of interest generally will be imposed on us in respect of deferred taxes arising from any such excess distributions or gains. This additional tax and interest may apply even if we make a distribution as a taxable dividend by us to our shareholders in an amount equal to (1) any excess distribution, or (2) the gain from the dispositions of such shares. If we invest in a PFIC and elect to treat the PFIC as a “qualified electing fund” (a “QEF”), in lieu of the foregoing requirements, we will be required to include in income each year our proportionate share of the ordinary earnings and net capital gain of the QEF, even if such income is not distributed by the QEF. Alternatively, we can elect to mark-to-market at the end of each taxable year our shares in a PFIC; in that case, we will recognize as ordinary income any increase in the value of such shares and as ordinary loss any decrease in such value to the extent any such decrease does not exceed prior increases included in our income. Under either election, we may be required to recognize income in excess of distributions from our PFICs and our proceeds from dispositions of PFIC stock during that year, and such income will be taken into account for purposes of the Annual Distribution Requirement and the 4% U.S. federal excise tax.
If we hold more than 10% of the shares in a foreign corporation that is treated as a controlled foreign corporation (a “CFC”), we may be treated as receiving a deemed distribution (taxable as ordinary income) each year from such foreign corporation in an amount equal to our pro rata share of the corporation’s income for the tax year (including both ordinary earnings and capital gains) whether or not the corporation makes an actual distribution during such year. If we are required to include such deemed distributions from a CFC in its income, we will be required to distribute such income to maintain RIC tax treatment and avoid application of the 4% U.S. federal excise tax regardless of whether or not the CFC makes an actual distribution during such year.
Under Section 988 of the Code, gain or loss attributable to fluctuations in exchange rates between the time we accrue income, expenses, or other liabilities denominated in a foreign currency and the time we actually collect such income or pay such expenses or liabilities is generally treated as ordinary income or loss. Similarly, gain or loss on foreign currency forward contracts and the disposition of debt denominated in a foreign currency, to the extent attributable to fluctuations in exchange rates between the acquisition and disposition dates, are also treated as ordinary income or loss.
Through our use of leverage, we are subject to certain financial covenants that could limit our ability to make distributions to our shareholders. In addition, under the 1940 Act, we are not permitted to make distributions to our shareholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. If we are unable to make sufficient distributions to satisfy the Annual Distribution Requirement, we may fail to qualify as a RIC.
Although we do not expect to do so, we are authorized (subject to our financial covenants and 1940 Act asset coverage tests) to borrow funds and to sell assets in order to satisfy the Annual Distribution Requirement and to eliminate or minimize our liability for U.S. federal income tax and the 4% U.S. federal excise tax. However, our ability to dispose of assets to make distributions may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our status as a RIC, including the Diversification Tests. If we dispose of assets in order to meet the Annual Distribution Requirement or to avoid the 4% U.S. federal excise tax, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

If we fail to satisfy the Annual Distribution Requirement or otherwise fail to qualify as a RIC in any taxable year, and certain relief provisions are not available, we will be subject to U.S. federal income tax in that year on all of our taxable income, regardless of whether we make any distributions to our shareholders. In that case, all of such income will be subject to corporate-level U.S. federal income tax, reducing the amount available to be distributed to our shareholders. See “Failure to Qualify as a RIC” below for more information.
A RIC is limited in its ability to deduct expenses in excess of its “investment company taxable income” (which is, generally, ordinary income plus the excess of net short-term capital gains over net long-term capital losses). If our expenses in a given year exceed investment company taxable income, we would experience a net operating loss for that year. However, a RIC is not permitted to carry forward net operating losses to subsequent years. In addition, expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, realized capital losses in excess of realized capital gains) to offset the RIC’s investment company taxable income, but may carry forward such losses indefinitely and use them to offset capital gains. Due to these limits on the deductibility of expenses, over the course of one or more taxable years we may have, for U.S. federal income tax purposes, aggregate taxable income that we are required to distribute and that is taxable to our shareholders, even if such income is greater than the aggregate net income we actually earned during those years. Such required distributions may be made from our cash assets or by liquidation of investments, if necessary. We may realize gains or losses from such liquidations. In the event we realize net capital gains from such transactions, a shareholder may receive a larger capital gain distribution than we would have received in the absence of such transactions.
Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things: (i) disallow, suspend or otherwise limit the allowance of certain losses or deductions; (ii) convert lower taxed long-term capital gain and qualified dividend income into higher taxed short-term capital gain or ordinary income; (iii) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited); (iv) cause us to recognize income or gain without a corresponding receipt of cash; (v) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur; (vi) adversely alter the characterization of certain complex financial transactions; and (vii) produce income that will not be qualifying income for purposes of the 90% Income Test described above. We will monitor our transactions and may make certain tax decisions in order to mitigate the potential adverse effects of these provisions.
As described above, to the extent that we invest in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes, the effect of such investments for purposes of the 90% Income Test and the Diversification Tests will depend on whether or not the partnership is a “qualified publicly traded partnership” (as defined in the Code). If the partnership is a “qualified publicly traded partnership,” the net income derived from such investments will be qualifying income for purposes of the 90% Income Test and will be “securities” for purposes of the Diversification Tests. If the partnership, however, is not treated as a “qualified publicly traded partnership,” then the consequences of an investment in the partnership will depend upon the amount and type of income and assets of the partnership allocable to us. The income derived from such investments may not be qualifying income for purposes of the 90% Income Test and, therefore, could adversely affect our qualification as a RIC. We intend to monitor our investments in equity investments of entities that are treated as partnerships for U.S. federal income tax purposes to prevent our disqualification as a RIC.

Failure to Qualify as a RIC
If we are unable to qualify for treatment as a RIC and certain amelioration provisions are not applicable, we would be subject to U.S. federal income tax on all of our taxable income (including our net capital gains) imposed at regular corporate rates. We would not be able to deduct distributions to our shareholders, nor would they be required to be made. Distributions, including distributions of net long-term capital gain, would generally be taxable to our shareholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, our corporate shareholders would be eligible to claim a dividend received deduction with respect to such dividend; our non-corporate shareholders would generally be able to treat such dividends as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the shareholder’s adjusted tax basis, and any remaining distributions would be treated as a capital gain. In order to qualify as a RIC, in addition to the other requirements discussed above, we would be required to distribute all of our previously undistributed earnings and profits attributable to any period prior to us becoming a RIC by the end of the first year that we intend to qualify as a RIC. If we fail to requalify as a RIC for a period greater than two taxable years, we may be subject to U.S. federal income tax at regular corporate rates on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five years.
PRIVACY PRINCIPLES
We are committed to maintaining the privacy of our shareholders and to safeguarding their nonpublic personal information. The following information is provided to help you understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.
We may collect nonpublic personal information regarding investors from sources such as subscription agreements, investor questionnaires and other forms; individual investors’ account histories; and correspondence between us and individual investors. We may share information that we collect regarding an investor with its affiliates and the employees of such affiliates for everyday business purposes, for example, to service the investor’s accounts and, unless an investor opts out, provide the investor with information about other products and services offered by us or our affiliates that may be of interest to the investor. In addition, we may disclose information that we collect regarding investors to third parties who are not affiliated with us (i) as authorized by the investors in investor subscription agreements or our organizational documents; (ii) as required by applicable law or in connection with a properly authorized legal or regulatory investigation, subpoena or summons, or to respond to judicial process or government regulatory authorities having property jurisdiction; (iii) as required to fulfill investor instructions; or (iv) as otherwise permitted by applicable law to perform support services for investor accounts or process investor transactions with us or our affiliates.
Any party not affiliated with us that receives nonpublic personal information relating to investors from the Fund is required to adhere to confidentiality agreements and to maintain appropriate safeguards to protect investor information. Additionally, for officers, employees and agents of ours and our affiliates, access to such information is restricted to those who need such access to provide services to the Fund and investors. We maintain physical, electronic and procedural safeguards to seek to guard investor nonpublic personal information.
ITEM 1A. RISK FACTORS

Investing in our Common Shares involves a number of significant risks. The following information is a discussion of material risk factors associated with an investment in our Common Shares specifically, as well as those factors generally associated with an investment in a company with an investment objective, investment policies; or capital structure similar to ours. In addition to the other information contained in this Annual Report including our consolidated financial statements and the related notes thereto, shareholders should consider carefully the following information before making an investment in our Common Shares. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and and/or operating results. If any of the following events occur, our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially and adversely affected. In such cases, the NAV of our Common Shares could decline, and shareholders may lose all or part of their investment.

Summary Risk Factors

The following is a summary of the principal risks that you should carefully consider before investing in our securities.
•We are a new company and have a limited operating history.
•We depend upon MC Advisors' senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
•MC Advisors is dependent upon key investment personnel and resources provided to it by MC Management under a staffing agreement.
•There may be conflicts related to obligations that MC Advisors' senior investment professionals and members of the Investment Committee have to other clients.
•Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our shareholders.
•Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
•We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.
•We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.
•Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
•We have entered into the DB Credit Facility and expect to enter into one or more revolving credit facilities and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
•We are exposed to risks associated with changes in interest rates.
•Many of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.
•Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
•Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.
•Our Board may, subject to certain exceptions, amend or supplement our Declaration of Trust without shareholder approval.
•Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.
•Economic recessions or downturns could impair our portfolio companies and harm our operating results.
•Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

•Our portfolio companies consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
•The lack of liquidity in our investments may adversely affect our business.
•Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
•We may be subject to risks associated with our investments in the technology industry.
•Our investments may be concentrated in the software and technology industries, which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experiences a downturn.
•Because we do not expect to hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
•Defaults by our portfolio companies will harm our operating results.
•Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
•The liquidity of an investment in our Common Shares is limited.

•Although we intend to implement a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.
•The timing of our repurchase offers pursuant to our discretionary share repurchase program may be at a time that is disadvantageous to our shareholders.
•We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
•Investing in our Common Shares may involve an above-average degree of risk.
Risks Relating to Our Business and Structure
We are a new company and have a limited operating history.
We are a closed-end management investment company organized as a Delaware statutory trust. We have elected to be regulated as a BDC under the 1940 Act. We have a limited operating history. As a result, prospective investors have limited financial information on which to base their investment decision. We are subject to the business risks and uncertainties associated with recently formed businesses, including the risk that we will not achieve our investment objective and the value of a shareholder’s investment could decline substantially or become worthless. Further, our investment adviser has not previously offered a non-traded, publicly offered BDC. While we believe that the past professional experiences of our investment adviser’s investment team, including investment and financial experience of our investment adviser’s senior management, will increase the likelihood that our investment adviser will be able to manage us successfully, there can be no assurance that this will be the case.

We depend upon MC Advisors' senior management for our success, and upon its access to the investment professionals of Monroe Capital and its affiliates.
We do not have any internal management capacity or employees. We depend on the investment expertise, skill and network of business contacts of the senior investment professionals of MC Advisors, who evaluate, negotiate, structure, execute, monitor and service our investments in accordance with the terms of an investment advisory agreement. Our success depends to a significant extent on the continued service and coordination of the senior investment professionals of MC Advisors, particularly those individuals who comprise the Investment Committee. These individuals may have other demands on their time now and in the future, and we cannot assure you that they will continue to be actively involved in our management. Each of these individuals is an employee of MC Management and is not subject to an employment contract. The departure of any of these individuals or competing demands on their time in the future could have a material adverse effect on our ability to achieve our investment objective.
MC Advisors evaluates, negotiates, structures, closes and monitors our investments in accordance with the terms of an investment advisory agreement. We can offer no assurance, however, that MC Advisors' senior investment professionals will continue to provide investment advice to us. If these individuals do not maintain their existing relationships with Monroe Capital and its affiliates and do not develop new relationships with other sources of investment opportunities, we may not be able to grow our investment portfolio or achieve our investment objective. In addition, individuals with whom Monroe Capital’s senior investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us.
The Investment Committee that oversees our investment activities is provided by MC Advisors in connection with its investment advisory services. The loss of any member of the Investment Committee or of other Monroe Capital senior investment professionals would limit our ability to achieve our investment objective and operate as we anticipate. This could have a material adverse effect on our financial condition and results of operations.
MC Advisors is dependent upon key investment personnel and resources provided to it by MC Management under a staffing agreement.
MC Management and MC Advisors have entered into a staffing agreement pursuant to which MC Management provides MC Advisors with investment professionals and access to their resources (the “Staffing Agreement”). Because MC Advisors does not have any employees, it depends solely on the investment professionals provided to it by MC Management pursuant to the Staffing Agreement for its infrastructure, business relationships and management expertise in connection with its provision of investment advisory services to us. MC Advisors depends on the investment professionals provided to it by MC Management under the Staffing Agreement for the identification, review, final selection, structuring, closing and monitoring of our investments. These investment professionals have significant investment expertise and relationships that MC Advisors relies on to implement its and our business plan. We cannot guarantee that any of these investment professionals will remain available to MC Advisors. If MC Advisors loses the services of the investment professionals provided by MC Management, it and we may not be able to operate our respective businesses as we expect, and our ability to compete could be harmed, which could cause our operating results to suffer.
MC Advisors also depends upon Monroe Capital to obtain access to deal flow generated by the investment professionals of Monroe Capital and its affiliates. We are not a party to the Staffing Agreement and cannot assure you that MC Management will continue to fulfill its obligations under the agreement. Furthermore, the Staffing Agreement may be terminated by either party without penalty upon 60 days’ written notice to the other party. If MC Management fails to perform, we cannot assure you that MC Advisors will enforce the Staffing Agreement or that such agreement will not be terminated by either party or that we will continue to have access to the investment professionals of Monroe Capital and its affiliates or their information and deal flow.

Our business model depends to a significant extent upon strong referral relationships with financial institutions, sponsors and investment professionals. Any inability of MC Advisors to maintain or develop these relationships, or the failure of these relationships to generate investment opportunities, could adversely affect our business.
We depend upon the senior investment professionals of MC Advisors to maintain their relationships with financial institutions, sponsors and investment professionals, and we rely to a significant extent upon these relationships to provide us with potential investment opportunities. If the senior investment professionals of MC Advisors fail to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom the senior investment professionals of MC Advisors have relationships are not obligated to provide us with investment opportunities, and, therefore, we can offer no assurance that these relationships will generate investment opportunities for us in the future.
Our financial condition and results of operations depend on our ability to manage our business effectively.
Our ability to achieve our investment objective and grow depends on our ability to manage our business. This depends, in turn, on MC Advisors' ability to identify, invest in and monitor companies that meet our investment criteria. The achievement of our investment objectives depends upon MC Advisors' execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. MC Advisors has substantial responsibilities under the investment advisory agreement with the Fund. The senior origination professionals and other personnel of MC Advisors and its affiliates may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and prospects. Our results of operations depend on many factors, including the availability of opportunities for investment, readily accessible short and long-term funding alternatives in the financial markets and economic conditions. Furthermore, if we cannot successfully operate our business or implement our investment policies and strategies, it could negatively impact our ability to pay dividends or other distributions and you may lose all or part of your investment.
There may be conflicts related to obligations that MC Advisors' senior investment professionals and members of the Investment Committee have to other clients.
The senior investment professionals and members of the Investment Committee serve or may serve as officers, directors or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts or other investment vehicles sponsored or managed by MC Advisors or its affiliates. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in our best interests or in the best interest of our shareholders. For example, such senior investment professionals and/or members of the Investment Committee have and will continue to have management responsibilities for other investment funds, accounts or other investment vehicles sponsored or managed by affiliates of MC Advisors. In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of us or our shareholders. MC Advisors seeks to allocate investment opportunities among eligible accounts in a manner that is fair and equitable over time and consistent with its allocation policy.
MC Advisors and/or affiliates of MC Advisors manage other assets in funds that also have an investment strategy focused primarily on senior, unitranche and junior secured debt and, to a lesser extent, unsecured subordinated debt to lower middle-market companies. In addition, MC Advisors and/or its affiliates may manage other entities in the future with an investment strategy that has the same or similar focus as ours.

Monroe Capital and its affiliates seek to allocate investment opportunities among the participating funds, including us, on a “fair and equitable” basis in accordance with the conditions of the 2025 Co-Investment Order, in proportion to the relative amounts of capital available for new investments, taking into account such factors as Monroe Capital may determine appropriate in accordance with the Allocation Criteria. We expect that Monroe Capital will follow the Allocation Criteria with respect to all of its funds under management, including us.
In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. However, there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

MC Advisors or the members of the Investment Committee may, from time to time, possess material nonpublic information, limiting our investment discretion.
The managing members and the senior origination professionals of MC Advisors, the senior professionals at Monroe Capital (including its investment committee) and members of the Investment Committee may serve as directors of, or in a similar capacity with, companies in which we invest, the securities of which are purchased or sold on our behalf. In the event that material nonpublic information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies or as a result of applicable law or regulations, we could be prohibited for a period of time from purchasing or selling the securities of such companies, and this prohibition may have a material adverse effect on us.
Our management and incentive fee structure may create incentives for MC Advisors that are not fully aligned with the interests of our shareholders.
In the course of our investing activities, we pay management and incentive fees to MC Advisors. Management fees are based on our average total assets (which include assets financed using leverage). As a result, investors in our Common Shares invest on a “gross” basis and receive distributions on a “net” basis after expenses, resulting in a lower rate of return than one might achieve through direct investments. Because these fees are based on our total assets, including assets financed using leverage, MC Advisors benefits when we incur debt or otherwise use leverage. This fee structure may encourage MC Advisors to cause us to borrow money to finance additional investments or to maintain leverage when it would otherwise be appropriate to pay off our indebtedness. Under certain circumstances, the use of borrowed money may increase the likelihood of default, which would disfavor our shareholders. Our Board is charged with protecting our interests by monitoring how MC Advisors addresses these and other conflicts of interest associated with its management services and compensation. While our Board is not expected to review or approve each investment, our Independent Trustees periodically review MC Advisors' services and fees as well as its portfolio management decisions and portfolio performance. In connection with these reviews, our Independent Trustees consider whether our fees and expenses (including those related to leverage) remain appropriate. As a result of this arrangement, MC Advisors or its affiliates may from time to time have interests that differ from those of our shareholders, giving rise to a conflict.
The part of the incentive fee payable to MC Advisors that relates to our net investment income is computed and paid on income that may include interest income that has been accrued but not yet received in cash. This fee structure may be considered to involve a conflict of interest for MC Advisors to the extent that it may encourage MC Advisors to favor debt financings that provide for deferred interest, rather than current cash payments of interest. MC Advisors may have an incentive to invest in PIK interest securities in circumstances where it would not have done so but for the opportunity to continue to earn the incentive fee even when the issuers of the deferred interest securities would not be able to make actual cash payments to us on such securities. This risk could be increased because MC Advisors is not obligated to reimburse us for any incentive fees received even if we subsequently incur losses or never receive in cash the deferred income that was previously accrued. In addition, the part of the incentive fee payable to MC Advisors that relates to our net investment income generally does not include any realized capital gains or losses or unrealized capital gains or losses. Any net investment income incentive fee would not be subject to repayment.
Our incentive fee may induce MC Advisors to make certain investments, including speculative investments.
MC Advisors receives an incentive fee based, in part, upon net capital gains realized on our investments. Unlike that portion of the incentive fee based on income, there is no hurdle rate applicable to the portion of the incentive fee based on net capital gains. As a result, MC Advisors may have a tendency to invest more capital in investments that are likely to result in capital gains as compared to income producing securities. Such a practice could result in our investing in more speculative securities than would otherwise be the case, which could result in higher investment losses, particularly during economic downturns.

The investment advisory agreement with MC Advisors and the administration agreement with MC Management were not negotiated on an arm’s length basis and may not be as favorable to us as if they had been negotiated with an unaffiliated third-party.
We negotiated our investment advisory agreement and administration agreement with related parties. Consequently, their terms, including fees payable to MC Advisors, may not be as favorable to us as if they had been negotiated with an unaffiliated third-party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights and remedies under these agreements because of our desire to maintain our ongoing relationship with MC Advisors and MC Management. Any such decision, however, would breach our fiduciary obligations to our shareholders.
Our ability to enter into transactions with our affiliates is restricted, which may limit the scope of investments available to us.
We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our Independent Trustees and, in some cases, of the SEC. Any person that owns, directly or indirectly, five percent or more of our outstanding voting securities is our affiliate for purposes of the 1940 Act, and we are generally prohibited from buying or selling any security from or to such affiliate, absent the prior approval of our Independent Trustees. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our Independent Trustees and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. As a result of these restrictions, we may be prohibited from buying or selling any security (other than any security of which we are the issuer) from or to any portfolio company of a private fund managed by MC Advisors or its affiliates without the prior approval of the SEC, which may limit the scope of investment opportunities that would otherwise be available to us.
We may, however, participate in aggregated transactions with MC Advisors and its affiliates’ other clients in certain circumstances where doing so is consistent with applicable law and SEC staff interpretations. For example, we may participate in aggregated transactions with such accounts consistent with guidance promulgated by the SEC staff permitting us and such other accounts to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that MC Advisors, acting on our behalf and on behalf of other clients, negotiates no term other than price.

We may also co-invest with MC Advisors' affiliates’ other clients as otherwise permissible under regulatory guidance, applicable regulations and in accordance with the terms and conditions of the 2025 Co-Investment Order, which allows certain managed funds and investment vehicles, each of whose investment adviser is the Adviser or an investment adviser controlling, controlled by or under common control with the Adviser, to participate in negotiated co-investment transactions where doing so is consistent with regulatory requirements and other pertinent factors, and pursuant to the conditions of the exemptive relief. The 2025 Co-Investment Order, which supersedes the co-investment order issued to the Monroe Capital platform on January 10, 2023, is a new form of co-investment exemptive relief that adopts a more flexible requirement that allocations be “fair and equitable” to us and that the Adviser (or the applicable investment adviser) considers the interests of us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order in allocations. Under the 2025 Co-Investment Order, among other requirements, the terms, conditions, price, class of securities to be purchased in respect of a particular investment, the date on which such investment is to be made and any registration rights applicable thereto, must be generally the same for us and each other participating affiliated entity. The requirements of the 2025 Co-Investment Order (including any requirements for board approval thereunder), as well as other regulatory requirements associated with us and other affiliated 1940 Act-regulated funds that rely on the 2025 Co-Investment Order, potentially will impact the investment allocations among participating entities (including, for the avoidance of doubt, us) or otherwise impact allocation results. Any changes to the 2025 Co-Investment Order or the rules and other guidance promulgated by the SEC and its staff under the 1940 Act could impact allocations made available to us and thereby affect (and potentially decrease) the allocation made to us or otherwise impact the process for allocations in transactions in which we participate.

In situations where co-investment with other entities sponsored or managed by MC Advisors or its affiliates is not permitted or appropriate, such as when there is an opportunity to invest in securities of the same issuer that have different priorities or liens, MC Advisors will need to decide whether we or such other entity or entities will proceed with the investment. MC Advisors will make these determinations based on its policies and procedures that require that such opportunities be offered to eligible accounts on a basis that is fair and equitable over time. Moreover, we are unable to invest in any issuer in which a fund managed by MC Advisors or its affiliates has previously invested unless we invest in accordance with the terms of the 2025 Co-Investment Order. There are also restrictions on our ability to transact business with our officers or trustees or their affiliates.
We operate in a highly competitive market for investment opportunities, which could reduce returns and result in losses.

We compete with a number of specialty and commercial finance companies to make the types of investments that we make in middle-market companies, including BDCs, traditional commercial banks, private investment funds, regional banking institutions, small business investment companies, investment banks and insurance companies. Additionally, with increased competition for investment opportunities, alternative investment vehicles such as hedge funds may seek to invest in areas they have not traditionally invested in or from which they had withdrawn during the economic downturn, including investing in middle-market companies. As a result, competition for investments in middle-market and lower middle-market companies has intensified, and we expect that trend to continue. Many of our existing and potential competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, some competitors may have a lower cost of funds and access to funding sources that are not available to us which may allow them to offer financing on more attractive terms. Also, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. These characteristics could allow our competitors to consider a wider variety of investments, establish more relationships and offer better pricing and more flexible structuring than we offer. We may lose investment opportunities if we do not match our competitors’ pricing, terms and structure. If we are forced to match our competitors’ pricing, terms and structure, however, we may not be able to achieve acceptable returns on our investments or may bear substantial risk of capital loss. A significant part of our competitive advantage stems from the fact that the middle-market and lower middle-market is underserved by traditional commercial and investment banks and generally has less access to capital. A significant increase in the number and/or the size of our competitors in this target market could force us to accept less attractive investment terms.

Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source of income, asset diversification and distribution requirements we must satisfy to maintain our RIC status. The competitive pressures we face may have a material adverse effect on our business, financial condition and results of operations. Increased competition may also result in our making investments on less favorable terms than we otherwise would have anticipated, including with respect to pricing, covenants, collateral requirements and other structural protections, which could adversely affect our investment returns and increase our credit risk. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objective.
We will be subject to U.S. federal income tax imposed at corporate rates if we are unable to qualify or maintain qualification as a RIC under Subchapter M of the Code.

We intend to elect to be treated as a RIC under Subchapter M of the Code, and intend to continue to qualify annually thereafter to be treated as a RIC; however, no assurance can be given that we will be able to qualify for and maintain RIC status. To receive RIC tax treatment under the Code and to be relieved of U.S. federal taxes on income and gains timely distributed to our shareholders, we must meet certain requirements, including source-of-income, asset diversification and distribution requirements. The annual distribution requirement applicable to RICs is satisfied if we distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders on an annual basis. In addition, we will be subject to a 4% nondeductible U.S. federal excise tax to the extent that we do not satisfy certain additional minimum distribution requirements on a calendar year basis. To the extent we use debt financing, we will be subject to certain asset coverage ratio requirements under the 1940 Act and may be subject to financial covenants under loan and credit agreements, each of which could, under certain circumstances, restrict us from making annual distributions necessary to receive RIC tax treatment. If we are unable to obtain cash from other sources, we may fail to be taxed as a RIC and, thus, may be subject to U.S. federal income tax at corporate rates on our entire taxable income without regard to any distributions made by us. In order to be taxed as a RIC, we must also meet certain asset diversification requirements at the end of each quarter of the taxable year. Failure to meet these tests may result in our having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments are in private or thinly traded public companies, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to be taxed as a RIC for any reason and become subject to corporate U.S. federal income tax, the resulting corporate U.S. federal income taxes could substantially reduce our net assets, the amount of income available for distributions to shareholders and the amount of our distributions and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our shareholders.
We could raise capital through other channels.
The Board may determine to raise additional capital through other channels, including through additional public offerings, private offerings or a liquidity event. Capital raised through other channels could subject us to additional regulatory requirements. These additional provisions could, among other things, affect our shareholders and limit the ability of the Fund and MC Advisors to take certain actions. In addition, if capital is raised through other channels, we would have to use financial and other resources to file any required registration statements and to comply with any additional regulatory requirements. For example, we have received exemptive relief from the SEC that permits us to offer multiple classes of Common Shares with varying sales loads and asset-based service and/or distribution fees. Compliance with such relief will subject us to additional regulatory requirements, and we will incur additional costs related to such additional regulatory requirements.
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
For U.S. federal income tax purposes, we may be required to include in income certain amounts that we have not yet received in cash, such as original issue discount, or contracted PIK interest (which represents contractual interest added to the loan balance and due at the end of the loan term). Original issue discount, or increases in loan balances as a result of contracted PIK arrangements, which could be significant to our overall income from investments, are included in income before we receive the corresponding cash payments. We also may be required to include in income certain other amounts that we do not receive in cash.
That part of the incentive fee payable by us that relates to our net investment income is computed and paid on income that may include interest that has been accrued but not yet received in cash, such as original issue discount and PIK interest. If we pay a net investment income incentive fee on interest that has been accrued, but not yet received in cash, it will increase the basis of our investment in that loan, which will reduce the capital gain incentive fee that we would otherwise pay in the future. Nevertheless, if we pay a net investment income incentive fee on interest that has been accrued but not yet received, and if that portfolio company defaults on such a loan, it is possible that accrued interest previously included in the calculation of the incentive fee will become uncollectible.
Because we may recognize income before or without receiving cash representing such income, we may have difficulty meeting the requirements applicable to RICs. In such a case, we may have to sell some of our investments at times and/or at prices we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations and sourcings to meet these distribution requirements. In such a case, we may also choose to pay a portion of dividends in shares of our Common Shares on which a U.S. shareholder may be required to pay tax in excess of any cash received. If we are not able to obtain such cash from other sources or to otherwise make sufficient distributions, we may fail to qualify for the tax benefits available to RICs and thus be subject to U.S. federal income tax at corporate rates.

Regulations governing our operation as a BDC affect our ability to and the way in which we raise additional capital.
We may issue debt securities or preferred shares and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we are permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, equals at least 150% of total assets less all liabilities and indebtedness not represented by senior securities, immediately after each issuance of senior securities. If the value of our assets declines, we may be unable to satisfy this test. If that happens, we may be required to sell a portion of our investments and, depending on the nature of our leverage, repay a portion of our indebtedness at a time when such sales may be disadvantageous. This could have a material adverse effect on our operations, and we may not be able to make distributions in an amount sufficient to qualify for taxation as a RIC. In addition, issuance of securities could dilute the percentage ownership of our current shareholders in us.
No person or entity from which we borrow money will have a veto power or a vote in approving or changing any of our fundamental policies. If we issue preferred shares, the preferred shares would rank “senior” to Common Shares in our capital structure, preferred shareholders would have separate voting rights on certain matters and might have other rights, preferences or privileges more favorable than those of our common shareholders, and the issuance of preferred shares could have the effect of delaying, deferring or preventing a transaction or a change of control that might involve a premium price for holders of our Common Shares or otherwise be in your best interest. Holders of the Common Shares will directly or indirectly bear all of the costs associated with offering and servicing any preferred shares that we issue. In addition, any interests of preferred shareholders may not necessarily align with the interests of holders of the Common Shares and the rights of holders of shares of preferred shares to receive dividends would be senior to those of holders of the Common Shares.
As a BDC, we generally are not able to issue our Common Shares at a price below net asset value per share without first obtaining the approval of our shareholders and our Independent Trustees. If we raise additional funds by issuing more Common Shares or senior securities convertible into, or exchangeable for, our Common Shares, then percentage ownership of our shareholders at that time would decrease, and shareholders might experience dilution. We may seek shareholder approval to sell shares below net asset value in the future.
The 1940 Act allows us to incur leverage, which could increase the risk of investing in us.
The 1940 Act generally prohibits us from incurring indebtedness unless immediately after such borrowing we have an asset coverage for total borrowings of at least 150% (i.e., the amount of our debt may not exceed 66-2/3% of the value of our total assets) if certain requirements are met, including approval by our Board and shareholders.
Our Board and the Initial Seed Investor, the Fund’s initial sole shareholder, approved a proposal to adopt an asset coverage ratio of 150% in connection with our organization. Incurring additional indebtedness could increase the risk of investing in us.
Leverage is generally considered a speculative investment technique and may increase the risk of investing in our securities. Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Common Shares to increase more sharply than it would have had we not leveraged. Conversely, if the value of our assets decreases, leveraging would cause the net asset value to decline more sharply than it otherwise would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to pay distributions, scheduled debt payments or other payments related to our securities. The effects of leverage would cause any decrease in net asset value for any losses to be greater than any increase in net asset value for any corresponding gains. If we incur additional leverage, shareholders will experience increased risks of investing in our Common Shares.

As of December 31, 2025, we had $99.4 million of outstanding borrowings under the DB Credit Facility. We intend to borrow under the DB Credit Facility in the future and we may increase the size of the DB Credit Facility or issue debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so). For more information on our indebtedness, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources.”

We have entered into the DB Credit Facility and expect to enter into one or more revolving credit facilities and may use other borrowed funds to make investments or fund our business operations, which exposes us to risks typically associated with leverage and increases the risk of investing in us.
We have entered into the DB Credit Facility and expect to enter into one or more revolving credit facilities and may borrow other funds, which is generally considered a speculative investment technique. As a result:
•the Common Shares are exposed to an increased risk of loss because a decrease in the value of our investments would have a greater negative impact on the value of the Common Shares than if we did not use leverage;
•if we do not appropriately match the assets and liabilities of our business, adverse changes in interest rates could reduce or eliminate the incremental income we make with the proceeds of any leverage;
•our ability to pay distributions on the Common Shares may be restricted if our asset coverage ratio, as provided in the 1940 Act, is not at least 150% and any amounts used to service indebtedness would not be available for such distributions;
•any credit facility will be subject to periodic renewal by its lenders, whose continued participation cannot be guaranteed;
•the DB Credit Facility is, and any credit facility or other financing arrangement we may enter into would likely be subject to various financial and operating covenants; and
•we bear the cost of issuing and paying interest on any revolving credit facility or other financing arrangement, which costs are entirely borne by our common shareholders.

The following table illustrates the effect on return to a holder of our Common Shares of the leverage created by our use of borrowing at the weighted average stated interest rate of 6.09% as of December 31, 2025, together with (a) our total value of net assets as of December 31, 2025; (b) approximately $100.8 in aggregate principal amount of indebtedness outstanding as of December 31, 2025 and (c) hypothetical annual returns on our portfolio of minus 10% to plus 10%.

	Assumed Return on Our Portfolio (Net of Expenses) (1)
	-10%	-5%	0%	5%	10%
Corresponding return to common shareholder (2) (3)	-26.01%	-16.04%	-6.06%	3.91%	13.89%
_____________________________________________________
(1)The assumed portfolio return is required by SEC regulations and is not a prediction of, and does not represent, our projected or actual performance. Actual returns may be greater or less than those appearing in the table. Pursuant to SEC regulations, this table is calculated as of December 31, 2025. As a result, it has not been updated to take into account any changes in assets or leverage since December 31, 2025.
(2)Assumes $202.1 million in total assets, $100.8 million of debt outstanding, of which $99.4 million is principal debt outstanding, $101.3 million in net assets and an average costs of funds of 6.09%, which was the weighted average stated interest rate under the DB Credit Facility as of December 31, 2025. The interest rate on the DB Credit Facility is variable. Actual interest payments may be different. The above “Corresponding return to common shareholder” figures are shown as a percentage of total net assets attributable to Common Shares.
(3)In order for us to cover our annual interest payments on indebtedness, we must achieve annual returns on our December 31, 2025 total portfolio assets of at least 3.04%.

We intend to continue borrowing under the DB Credit Facility in the future and we may increase the size of DB Credit Facility or issue additional debt securities or other evidences of indebtedness (although there can be no assurance that we will be successful in doing so).

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources” for more information regarding our indebtedness.
Provisions in any credit facility or other financing arrangement may limit discretion.

The DB Credit Facility imposes, and any future credit facility under which we may borrow will likely impose financial and operating covenants that restrict our business activities, including limitations that could hinder our ability to finance additional loans and investments or to make the distributions required to maintain our status as a RIC. A failure to renew any such debt facilities or to add new or replacement debt facilities or to issue additional debt securities or other evidences of indebtedness could have a material adverse effect on our business, financial condition and results of operations.
At our discretion, we intend to utilize leverage available under the DB Credit Facility and under any future credit facility or other financing arrangement for investment and operating purposes. To the extent that we borrow money to make investments, such borrowings may be backed by all or a portion of our loans and securities on which the lenders will have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. We expect that any security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders. In addition, we expect that the custodian for our securities serving as collateral for such loan would include in its electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. If we were to default under the terms of any debt instrument, the agent for the applicable lenders would be able to assume control of the timing of disposition of any or all of our assets securing such debt, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.
In addition, any security interests and/or negative covenants required by a credit facility or other financing arrangement may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under a credit facility or other financing arrangement were to decrease, we may be required to secure additional assets in an amount sufficient to cure any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under a credit facility or other financing arrangement or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to make distributions.
In addition, we may be subject to limitations as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage, which may affect the amount of funding that may be obtained. There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under a credit facility, including the DB Credit Facility, or other financing arrangement could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our liquidity and cash flow and impair our ability to grow our business.
A substantial amount of our assets may be subject to security interests under a credit facility or other financing arrangement, and if we default on our obligations under such facility or other financing arrangement, we may suffer adverse consequences, including foreclosure on our assets.
A substantial portion of our assets may be pledged as collateral under a revolving credit facility or other financing arrangement, including indirectly through a special purpose financing vehicle (e.g., in connection with the DB Credit Facility). If we default on our obligations under any such facility or arrangement, the lenders may have the right to foreclose upon and sell, or otherwise transfer, the collateral subject to their security interests or their superior claim. In such event, we may be forced to sell our investments to raise funds to repay our outstanding borrowings in order to avoid foreclosure and these forced sales may be at times and at prices we would not consider advantageous. Moreover, such deleveraging of our company could significantly impair our ability to effectively operate our business in the manner in which we expect to operate. As a result, we could be forced to curtail or cease new investment activities and lower or eliminate any distributions paid to our shareholders.
In addition, if the lenders exercise any right to sell the assets pledged under a revolving credit facility or other financing arrangement, such sales may be completed at distressed sale prices, thereby diminishing or potentially eliminating the amount of cash available to us after repayment of the amounts outstanding under the credit facility or other financing arrangement.

We are subject to risks related to corporate social responsibility.
Our business faces increasing public scrutiny related to environmental, social and governance (“ESG”) activities, which are increasingly considered to contribute to the long-term sustainability of a company’s performance. A variety of organizations measure the performance of companies on ESG topics, and the results of these assessments are widely publicized. In addition, investment in funds that specialize in companies that perform well in such assessments are increasingly popular, and major institutional investors have publicly emphasized the importance of such ESG measures to their investment decisions.
We risk damage to our brand and reputation if we fail to act responsibly in a number of areas, such as environmental stewardship, corporate governance and transparency and considering ESG factors in our investment processes. Adverse incidents with respect to ESG activities could impact the value of our brand, the cost of our operations and relationships with investors, all of which could adversely affect our business and results of operations.
MC Advisors assesses ESG risks on an investment-by-investment basis. The likely impacts of sustainability risks on our returns will depend on our exposure to investments that are vulnerable to sustainability risks and the materiality of the sustainability risks. The negative impacts of sustainability risks on us may be mitigated by MC Advisors' approach to integrating sustainability risks in its investment decision-making. However, there is no guarantee that these measures will mitigate or prevent sustainability risks from materializing.
The likely impact on our returns from an actual or potential material decline in the value of an investment due to an ESG event or condition will vary and depend on several factors including, but not limited to, the type, extent, complexity and duration of the event or condition, prevailing market conditions and the existence of any mitigating factors.
The ESG information used to determine whether companies are managed and behave responsibly may be provided by third-party sources and is based on backward-looking analysis. The subjective nature of non-financial ESG criteria means a wide variety of outcomes are possible. The data may not adequately address material sustainability factors. The analysis is also dependent on companies disclosing relevant data and the availability of this data can be limited.
Additionally, new regulatory initiatives related to ESG could adversely affect our business. The SEC has previously proposed rules that, among other matters, would establish a framework for the reporting of climate-related risks. At this time, there is uncertainty regarding the scope of such proposals or when they would become effective (if at all). Compliance with any new laws or regulations increases our regulatory burden and could make compliance more difficult and expensive, affect the manner in which we or our portfolio companies conduct our businesses and adversely affect our profitability.
We are exposed to risks associated with changes in interest rates.
Interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Shares and our rate of return on invested capital. A reduction in the interest rates on new investments relative to interest rates on current investments could have an adverse impact on our net interest income. However, an increase in interest rates could decrease the value of any investments we hold that earn fixed interest rates, including subordinated loans, senior and junior secured debt securities and loans and high yield bonds, and also could increase our interest expense, thereby decreasing our net income.
In periods of rising interest rates, to the extent we borrow money subject to a floating interest rate, our cost of funds would increase, which could reduce our net investment income. Further, rising interest rates could also adversely affect our performance if such increases cause our borrowing costs to rise at a rate in excess of the rate that our investments yield. Further, rising interest rates could also adversely affect our performance if we hold investments with floating interest rates, subject to specified minimum interest rates (such as a Secured Overnight Financing Rate (“SOFR”) floor), while at the same time engaging in borrowings subject to floating interest rates not subject to such minimums. In such a scenario, rising interest rates may increase our interest expense, even though our interest income from investments is not increasing in a corresponding manner as a result of such minimum interest rates.

If general interest rates rise, there is a risk that the portfolio companies in which we hold floating rate securities will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Rising interest rates could also cause portfolio companies to shift cash from other productive uses to the payment of interest, which may have a material adverse effect on their business and operations and could, over time, lead to increased defaults. In addition, rising interest rates may increase pressure on us to provide fixed rate loans to our portfolio companies, which could adversely affect our net investment income, as increases in our cost of borrowed funds would not be accompanied by increased interest income from such fixed-rate investments. Additionally, as interest rates increase and the corresponding risk of a default by borrowers increases, the liquidity of higher interest rate loans may decrease as fewer investors may be willing to purchase such loans in the secondary market in light of the increased risk of a default by the borrower and the heightened risk of a loss of an investment in such loans. All of these risks may be exacerbated when interest rates rise rapidly and/or significantly. Decreases in credit spreads on debt that pays a floating rate of return would have an impact on the income generation of our floating rate assets. Conversely, if interest rates were to decline, borrowers may refinance their loans at lower interest rates, which could shorten the average life of the loans and reduce the associated returns on the investment, as well as require MC Advisors to incur management time and expense to re-deploy such proceeds, including on terms that may not be as favorable as our existing loans.

In addition, because we borrow money to finance certain of our investments, our net income will depend, in part, upon the difference between the rate at which we borrow funds and the rate at which we invest those funds. Portions of our investment portfolio and our borrowings under the DB Credit Facility have floating rate components. As a result, the recent significant changes in market interest rates have affected our interest expense. In periods of rising interest rates, our cost of funds increases, which tends to reduce our net investment income. In addition, if the DB Credit Facility or any other financing arrangement were to become unavailable to us, or if we are unable to extend such arrangements on favorable terms or at all, and attractive alternative financing sources were not available, it could have a material adverse effect on our business, financial condition and results of operations.
We may use interest rate risk management techniques in an effort to limit our exposure to interest rate fluctuations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates and market interest rates to the extent permitted by the 1940 Act.
To the extent that we make floating rate debt investments, a rise in the general level of interest rates would lead to higher interest rates applicable to our debt investments. Accordingly, an increase in interest rates may result in an increase in the amount of the incentive fee payable to MC Advisors.
General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our ability to achieve our investment objective and the rate of return on invested capital.
If we do not invest a sufficient portion of our assets in qualifying assets, we could fail to qualify as a BDC, which would have a material adverse effect on our business, financial condition and results of operations.
As a BDC, we may not acquire any assets other than “qualifying assets” unless, at the time of and after giving effect to such acquisition, at least 70% of our total assets are qualifying assets, as defined in Section 55(a) of the 1940 Act. We believe that most of the investments that we may acquire in the future will constitute qualifying assets. However, we may be precluded from investing in what we believe are attractive investments if such investments are not qualifying assets for purposes of the 1940 Act. If we do not invest a sufficient portion of our assets in qualifying assets, we could violate the 1940 Act provisions applicable to BDCs. As a result of such violation, specific rules under the 1940 Act could prevent us, for example, from making follow-on investments in existing portfolio companies, which could result in the dilution of our position or could require us to dispose of investments at inappropriate times in order to come into compliance with the 1940 Act. If we need to dispose of investments quickly, it could be difficult to dispose of such investments on favorable terms. We may not be able to find a buyer for such investments and, even if we do find a buyer, we may have to sell the investments at a substantial loss. Any such outcomes would have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Many of our portfolio investments are recorded at fair value as determined in good faith by the Valuation Designee and, as a result, there may be uncertainty as to the value of our portfolio investments.

Under the 1940 Act, we are required to carry our portfolio investments at market value, or if there is no readily available market value, at fair value as determined by MC Advisors in its capacity as our “Valuation Designee” under Rule 2a-5 of the 1940 Act. Many of our portfolio investments may take the form of securities that are not publicly traded. The fair value of securities and other investments that are not publicly traded may not be readily determinable, and we value these securities at fair value as determined in good faith by the Valuation Designee, including to reflect significant events affecting the value of our securities. As part of the valuation process, the Valuation Designee may take into account the following types of factors, if relevant, in determining the fair value of our investments:
•a comparison of the portfolio company’s securities to publicly traded securities;
•the enterprise value of a portfolio company;
•the nature and realizable value of any collateral;
•the portfolio company’s ability to make payments and its earnings and discounted cash flow;
•the markets in which the portfolio company does business; and
•changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future and other relevant factors.
Most of our investments (other than cash and cash equivalents) are and will be classified as Level 3 in the fair value hierarchy and require disclosures about the level of disaggregation along with the inputs and valuation techniques we use to measure fair value. Level 3 is the lowest priority level in the fair value hierarchy and as such has greater measurement uncertainty. Level 3 means that our portfolio valuations are based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. Inputs into the determination of fair value of our portfolio investments require significant management judgment or estimation. Even if observable market data is available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We employ the services of one or more independent service providers to conduct fair value appraisals of material investments for which market quotations are not readily available. These fair value appraisals for material investments are received at least once every calendar year for each portfolio company investment, but are generally received quarterly or, in some cases, more frequently. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business and other relevant factors. Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these securities existed. Due to this uncertainty in the value of our portfolio investments, a fair value determination may cause net asset value on a given date to materially understate or overstate the value that we may ultimately realize upon one or more of our investments. As a result, investors purchasing our Common Shares based on an overstated net asset value would pay a higher price than the value of the investments might warrant. Conversely, investors selling shares during a period in which the net asset value understates the value of investments will receive a lower price for their shares than the value the investment portfolio might warrant.
We adjust quarterly, or in some cases more frequently, the valuation of our portfolio to reflect the determination of our Valuation Designee of the fair value of each investment in our portfolio. Any changes in fair value are recorded in our consolidated statements of operations as net change in unrealized gain (loss) on investments.

Legislative or regulatory tax changes could adversely affect investors.

At any time, the federal income tax laws governing RICs or the administrative interpretations of those laws or regulations may be amended. Matters pertaining to U.S. federal income taxation are constantly under review by persons involved in the legislative process, and by the Internal Revenue Service, and the U.S. Treasury Department. The current U.S. presidential administration has previously proposed significant changes to the Code and existing U.S. federal income tax regulations and there are a number of proposals in Congress that, if enacted, would similarly modify the Code. The likelihood of any new legislation being enacted is uncertain, and any such new legislation and any U.S. Treasury regulations, administrative or interpretations or court decisions interpreting such legislation could have adverse consequences, including affecting our ability to qualify as a RIC or otherwise impacting the U.S. federal income tax consequences applicable to us and our investors. Therefore, changes in tax laws, regulations or administrative interpretations or any amendments thereto could diminish the value of an investment in our shares or the value or the resale potential of our investments. Investors are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our shares.
We may experience fluctuations in our quarterly operating results.
We could experience fluctuations in our quarterly operating results due to a number of factors, including our ability or inability to make investments in companies that meet our investment criteria, the interest rate payable to us on the debt securities we acquire, the default rate on such securities, the level of our expenses, including the cost of our indebtedness, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions. As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.
Changes in laws or regulations governing our operations may adversely affect our business or cause us to alter our business strategy.
We and our portfolio companies are subject to regulation at the local, state and federal level. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect, including those governing the types of investments we or our portfolio companies are permitted to make, any of which could have a material adverse effect on our business and political uncertainty could increase regulatory uncertainty in the near term. The effects of legislative and regulatory proposals directed at the financial services industry or affecting taxation may negatively impact the operations, cash flows or financial condition of us or our portfolio companies, impose additional costs on us or our portfolio companies, intensify the regulatory supervision of us or our portfolio companies or otherwise adversely affect our business or the business of our portfolio companies. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.
Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate-level taxes on us. Such changes could result in material differences to the strategies and plans set forth herein and may shift our investment focus from the areas of expertise of MC Advisors to other types of investments in which MC Advisors may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of your investment.
Over the last several years, there also has been an increase in regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector will be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank credit extension could negatively impact our operations, cash flows or financial condition, impose additional costs on us, intensify the regulatory supervision of us or otherwise adversely affect our business, financial condition and results of operations.

In June 2024, the U.S. Supreme Court reversed its longstanding approach under the Chevron doctrine, which provided for judicial deference to regulatory agencies. As a result of this decision, we cannot be sure whether there will be increased challenges to existing agency regulations or how lower courts will apply the decision in the context of other regulatory schemes without more specific guidance from the U.S. Supreme Court. For example, the decision could significantly impact consumer protection, advertising, privacy, artificial intelligence, anti-corruption and anti-money laundering practices and other regulatory regimes with which we and our portfolio companies are or may be required to comply. Any such regulatory developments could result in uncertainty about and changes in the ways such regulations apply to us and our portfolio companies, and may require additional resources to ensure continued compliance. We cannot predict which, if any, of these actions will be taken or, if taken, their effect on the financial stability of the United States. Such actions could have a significant adverse effect on our business, financial condition and results of operations.
Uncertainty about U.S. government initiatives could negatively impact our business, financial condition and results of operations.
There is significant uncertainty with respect to legislation, regulation and government policy at the federal level, as well as the state and local levels. Recent events have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. The current U.S. presidential administration's changes to U.S. policy, may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although we cannot predict the impact, if any, of these changes to our business, they could adversely affect our business, financial condition, operating results and cash flows. Until we know what policy changes are made and how those changes impact our business and the business of our competitors over the long term, we will not know if, we will benefit from them or be negatively affected by them.

The current U.S. presidential administration has announced and implemented significant reductions in federal government spending, including reductions affecting federal agency staffing levels, government contracts, grant programs, and the overall scope of federal agency operations. These reductions may directly affect certain of our portfolio companies that derive revenues from government contracts, including, without limitation, defense technology, life sciences, and clean technology companies, or that rely on federal grant programs as a source of non-dilutive funding. Significant reductions in available federal contracts or grants could impair the revenues and liquidity of affected portfolio companies, increasing the risk of defaults on our loans.

The potential deregulation of the U.S. banking sector could increase competition from banks and other regulated financial institutions in the private credit lending markets in which we operate. If banks expand their lending to middle-market businesses, the pricing and terms on which we are able to deploy capital may become less favorable, reducing our ability to earn attractive risk-adjusted returns. Any deterioration in our competitive position as a result of increased bank competition could adversely affect our financial condition, results of operations, and cash flows.

In addition, changes in U.S. immigration policy—including restrictions on visas for skilled workers and changes to work authorization programs—could adversely affect certain of our portfolio companies that depend heavily on immigrant or foreign-born talent, particularly in the technology sector, by increasing their costs of hiring, reducing their available talent pool, and creating operational disruptions for affected employees.
Our Board may change our investment objective, operating policies and strategies without prior notice or shareholder approval, the effects of which may be adverse.
Our Board has the authority, except as otherwise prohibited by the 1940 Act, to modify or waive certain of our operating policies and strategies without prior notice and without shareholder approval. However, absent shareholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. Under our Declaration of Trust (as amended, restated or otherwise modified from time to time, the “Declaration of Trust”), we also cannot be dissolved without prior shareholder approval. We cannot predict the effect any changes to our current operating policies and strategies would have on our business, operating results and the price value of our Common Shares. However, the effects might be adverse, which could negatively impact our ability to pay you distributions and cause you to lose all or part of your investment. Moreover, we have significant flexibility in investing the net proceeds from our continuous offering and may use the net proceeds from our continuous offering in ways with which investors may not agree or for purposes other than those contemplated in this Registration Statement.

Our Board may, subject to certain exceptions, amend or supplement our Declaration of Trust without shareholder approval.
So long as an amendment to our Declaration of Trust does not materially alter or change the powers, preferences, or special rights of our Common Shares so as to affect them adversely, our Board of Trustees may, without shareholder vote, subject to certain exceptions, amend or otherwise supplement our Declaration of Trust by making an amendment, a Declaration of Trust supplemental thereto or an amended and restated Declaration of Trust, including without limitation to require super-majority approval of transactions with significant shareholders or other provisions that may be characterized as anti-takeover in nature.
Our Declaration of Trust includes exclusive forum and jury trial waiver provisions that could limit a shareholder’s ability to bring a claim or, if such provisions are deemed inapplicable or unenforceable by a court, may cause the Fund to incur additional costs associated with such action.
Our Declaration of Trust provides that each Trustee, each officer, each shareholder and each other person legally or beneficially owning a share or an interest in a share of the Fund (whether through a broker, dealer, bank, trust company or clearing corporation or an agent of any of the foregoing or otherwise), to the fullest extent permitted by law, (i) irrevocably agrees that the sole and exclusive forum for any claims, suits, actions or proceedings asserting a claim governed by the internal affairs (or similar) doctrine or arising out of or relating in any way to the Fund, the Delaware Statutory Trust Statute, the Fund’s bylaws or the Declaration of Trust (including, without limitation, any claims, suits, actions or proceedings to interpret, apply or enforce (A) the provisions of the Declaration of Trust or the Fund’s bylaws, (B) the duties (including fiduciary duties), obligations or liabilities of the Fund to the shareholders or the Board of Trustees, or of officers or the Board of Trustees to the Fund, to the shareholders or each other, (C) the rights or powers of, or restrictions on, the Fund, the officers, the Board of Trustees or the shareholders, (D) any provision of the Delaware Statutory Trust Statute or other laws of the State of Delaware pertaining to trusts made applicable to the Fund pursuant to Section 3809 of the Delaware Statutory Trust Statute, (E) any other instrument, document, agreement or certificate contemplated by any provision of the
Delaware Statutory Trust Statute, the Declaration of Trust or the Fund’s bylaws relating in any way to the Fund or (F) the federal securities laws of the United States, including, without limitation, the 1940 Act, or the securities or antifraud laws of any international, national, state, provincial, territorial, local or other governmental or regulatory authority, including, in each case, the applicable rules and regulations promulgated thereunder (regardless, in each case, of whether such claims, suits, actions or proceedings (x) sound in contract, tort, fraud or otherwise, (y) are based on common law, statutory, equitable, legal or other grounds or (z) are derivative or direct claims)), shall be exclusively brought in the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction thereof, any other court in the State of Delaware with subject matter jurisdiction, (ii) irrevocably submits to the exclusive jurisdiction of such courts in connection with any such claim, suit, action or proceeding, (iii) irrevocably agrees not to, and waives any right to, assert in any such claim, suit, action or proceeding that (A) it is not personally subject to the jurisdiction of such courts or any other court to which proceedings in such courts may be appealed, (B) such claim, suit, action or proceeding is brought in an inconvenient forum or (C) the venue of such claim, suit, action or proceeding is improper and (iv) consents to process being served in any such claim, suit, action or proceeding by mailing, certified mail, return receipt requested, a copy thereof to such party at the address in effect for notices hereunder, and agrees that such service shall constitute good and sufficient service of process and notice thereof; provided, the Fund reserves the right to serve process in any other manner permitted by law.
Our Declaration of Trust also includes an irrevocable waiver of the right to trial by jury in all such claims, suits, actions or proceedings. Any person purchasing or otherwise acquiring any of our Common Shares shall be deemed to have notice of and to have consented to these provisions of our Declaration of Trust. These provisions may limit a shareholder’s ability to bring a claim in a judicial forum or in a manner that it finds favorable for disputes with the Fund or the Fund’s Trustees or officers, which may discourage such lawsuits. Alternatively, if a court were to find the exclusive forum provision or the jury trial waiver provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdiction or in other manners, which could have a material adverse effect on our business, financial condition and results of operations.
Notwithstanding any of the foregoing, neither we nor any of our investors are permitted to waive compliance with any provision of the U.S. federal securities laws or state securities laws and the rules and regulations promulgated thereunder.

MC Advisors can resign on 120 days’ notice, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
MC Advisors has the right to resign under the Advisory Agreement without penalty at any time upon 120 days’ written notice to us, whether we have found a replacement or not. If MC Advisors resigns, we may not be able to find a new investment adviser or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and our net asset value may decline. In addition, the coordination of our internal management and investment activities is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by MC Advisors and its affiliates. Even if we were able to retain comparable management, whether internal or external, the integration of such management and their lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
MC Management can resign on 120 days’ notice from its role as our administrator under the Administration Agreement, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations that could adversely affect our financial condition, business and results of operations.
MC Management has the right to resign under the Administration Agreement without penalty upon 120 days’ written notice to us, whether we have found a replacement or not. If MC Management resigns, we may not be able to find a new administrator or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions are likely to be adversely affected and our net asset value may decline. In addition, the coordination of our internal management and administrative activities is likely to suffer if we are unable to identify and reach an agreement with a service provider or individuals with the expertise possessed by MC Management. Even if we were able to retain a comparable service provider or individuals to perform such services, whether internal or external, their integration into our business and lack of familiarity with our investment objective may result in additional costs and time delays that may adversely affect our financial condition, business and results of operations.
There are significant financial and other resources necessary to comply with the requirements of being a public reporting entity, and non-compliance with such requirements may adversely affect us.
We are subject to the reporting requirements of the Exchange Act and requirements of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). These requirements may place a strain on our systems and resources. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting, which are discussed below. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal controls, significant resources and management oversight will be required. We have implemented procedures, processes, policies and practices for the purpose of addressing the standards and requirements applicable to public reporting companies. These activities may divert management’s attention from other business concerns, which could have a material adverse effect on our business, financial condition, results of operations and cash flows. We expect to incur significant additional annual expenses related to these steps and, among other things, trustees’ and officers’ liability insurance, trustee fees, reporting requirements of the SEC, transfer agent fees, additional administrative expenses payable to MC Management, as administrator, to compensate them for hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses. In the event that we are unable to develop or maintain an effective system of internal controls and maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, we may be adversely affected.
We are an “emerging growth company” under the JOBS Act, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares less attractive to investors.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As an emerging growth company, we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not emerging growth companies. For so long as we remain an emerging growth company, we will not be required to, among other things, have an auditor attestation report on our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act.
In addition, the JOBS Act provides that an emerging growth company may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means that an emerging growth company can delay adopting certain accounting standards until such standards are otherwise applicable to private companies.
We will remain an emerging growth company until the earliest of:
•the last day of our fiscal year in which the fifth anniversary of the date of the first sale of our common equity securities pursuant to an effective registration statement occurs;
•the end of the fiscal year in which our total annual gross revenues first equal or exceed $1.235 billion;
•the date on which we have, during the prior three-year period, issued more than $1.0 billion in non-convertible debt; and
•December 31 of the fiscal year in which we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.
We do not believe that being an emerging growth company will have a significant impact on our business. As stated above, we have elected to opt-in to the extended transition period for complying with new or revised accounting standards available to emerging growth companies. Also, because we are not a large accelerated filer or an accelerated filer under Section 12b-2 of the Exchange Act, and will not be for so long as our Common Shares are not traded on a securities exchange, we will not be subject to auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act even once we are no longer an emerging growth company. In addition, so long as we are externally managed by MC Advisors and we do not directly compensate our executive officers, we do not expect to include disclosures relating to executive compensation in our periodic reports or proxy statements and, as a result, do not expect to be required to seek shareholder approval of executive compensation and golden parachute compensation arrangements pursuant to Section 14A(a) and (b) of the Exchange Act.
We cannot predict if investors will find our shares less attractive because we will rely on some or all of these exemptions. If some investors find our shares less attractive as a result, there may be a less active market for an investment in our shares. In addition, because we will take advantage of the extended transition period for complying with new or revised accounting standards, it may be more difficult for investors and securities analysts to evaluate us since our financial statements may not be comparable to companies that comply with public company effective dates and may result in less investor confidence.
Efforts to comply with the Sarbanes-Oxley Act involve significant expenditures, and non-compliance with the Sarbanes-Oxley Act may adversely affect us and the value of the Common Shares.
As a public reporting company, we incur legal, accounting and other expenses, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, as well as additional corporate governance requirements, including requirements under the Sarbanes-Oxley Act and other rules implemented by the SEC.

We are subject to the Sarbanes-Oxley Act, and the related rules and regulations promulgated by the SEC. Under current SEC rules, after being subject to the reporting requirements of the Exchange Act for a specified period of time, our management will be required to report on its internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act and rules and regulations of the SEC thereunder. We are required to review on an annual basis our internal controls over financial reporting, and on a quarterly and annual basis to evaluate and disclose changes in our internal controls over financial reporting. As a result, we expect to continue to incur associated expenses, which may negatively impact our financial performance and our ability to make distributions. This process also will result in a diversion of our management’s time and attention. We cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or the impact of the same on our operations and may not be able to ensure that the process is effective or that the internal controls are or will be effective in a timely manner. There can be no assurance that our quarterly reviews and annual audits will not identify additional material weaknesses. In the event that we are unable to maintain or achieve compliance with the Sarbanes-Oxley Act and related rules, our value and results of operations may be adversely affected. As a result, we expect to incur significant associated expenses, which may negatively impact our financial performance and our ability to make distributions.
Because we do not currently have comprehensive documentation of our internal controls and have not yet tested our internal controls in accordance with Section 404, we cannot conclude in accordance with Section 404 that we do not have a material weakness in our internal controls or a combination of significant deficiencies that could result in the conclusion that we have a material weakness in our internal controls.
Global economic, political and market conditions could have a significant adverse effect on our business, financial condition and results of operations.

The global financial markets and business climate have experienced deterioration in the past and may again deteriorate, including due to continued interest rate volatility, increases in inflation, reduced availability of credit, recession risk, regional and international bank failures, changes in laws and regulation, terrorism or political uncertainty, war, and potential recession. Deterioration in the economic conditions in the Eurozone and other regions or countries globally and the resulting instability in global financial markets may pose a risk to our business. Financial markets have been affected at times by a number of global macroeconomic events, including but not limited to the following: large sovereign debts and fiscal deficits of several countries in Europe and in emerging markets jurisdictions, levels of non‑performing loans on the balance sheets of European banks, instability in the capital markets globally and the lingering global health crises. Global market and economic disruptions have affected, and may in the future affect, the U.S. capital markets, which could adversely affect our business, financial condition or results of operations. We cannot assure you that market disruptions the United States or other regions or countries, including the increased cost of funding for certain governments and financial institutions, will not impact the global economy. To the extent uncertainty regarding any economic conditions in the United States or elsewhere negatively impacts consumer confidence and consumer credit factors, our business, financial condition and results of operations could be significantly and adversely affected. Moreover, there is a risk of both sector-specific and broad-based corrections and/or downturns in the equity and credit markets. Any of the foregoing could have a significant impact on the markets in which we operate and could have a material adverse impact on our business prospects and financial condition.

Various social and political circumstances in the U.S. and around the world that are outside our control may also contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Such events, including trade tensions between the United States and China and other countries, other uncertainties regarding actual and potential shifts in U.S. and foreign trade, economic and other policies with other countries, the ongoing war between Russia and Ukraine and conflicts in the Middle East and health epidemics and pandemics, could adversely affect our business, financial condition or results of operations. In addition, developments related to U.S. trade policy, including the imposition of new or increased tariffs by the United States or retaliatory measures by trading partners, have increased global trade uncertainty and contributed to financial market volatility, which may adversely affect economic conditions and the operating results of our portfolio companies. Additionally, following the 2024 U.S. election, legislation may be adopted that could significantly affect the regulation of U.S. financial markets. Regulatory changes could result in greater competition from banks and other lenders with which we compete for lending and other investment opportunities. The United States may also potentially withdraw from or renegotiate various trade agreements and take other actions that would change current trade policies of the United States. These market and economic disruptions could negatively impact the operating results of our portfolio companies. This could in turn materially reduce our net asset value and dividends and adversely affect our financial prospects and condition.

Market conditions may in the future make it difficult to extend the maturity of or refinance our existing indebtedness on favorable terms, or at all, including the DB Credit Facility, and any failure to do so could have a material adverse effect on our business. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies. In addition, the illiquidity of our investments may make it difficult for us to sell such investments if required. As a result, we may realize significantly less than the value at which we have recorded our investments.
MC Advisors’ financial condition may be adversely affected by a significant general economic downturn and it may be subject to legal, regulatory, reputational and other unforeseen risks that could have a material adverse effect on MC Advisors’ businesses and operations (including ours). A recession, slowdown and/or sustained downturn in the global economy (or any particular segment thereof) could have a pronounced impact on us and could adversely affect our profitability, impede our and our portfolio companies’ ability to perform under or refinance their existing obligations and impair our ability to effectively deploy our capital or realize our investments on favorable terms.
Any of the foregoing events could result in substantial or total losses to us in respect of certain investments, which losses will likely be exacerbated by the presence of leverage in a portfolio company’s capital structure.
Our ability to manage our exposure to market conditions is limited. Market deterioration could cause us or our portfolio companies to experience reduced liquidity, earnings and cash flow, recognize impairment charges, or face challenges in raising additional capital, obtaining investment financing and making investments on attractive terms. Adverse market conditions can also affect our ability and the ability of our portfolio companies to liquidate positions in a timely and efficient manner. More costly and restrictive financing also may adversely affect our financial results and results of operations.
Our business may generate lower investment income as a result of recent and prospective economic contractions, decreases in equity markets and tightening of global credit markets. These events may result in reduced opportunities to find suitable investments and make it more difficult for us to exit and realize value from existing investments, potentially resulting in a decline in the value of our investments. Such a decline could cause our investment income and net income to slow in growth or even to decline by causing a reduction in the pace of capital raising activity in connection with future public or private offerings if investors or potential investors perceive other investments as offering greater opportunity or lower risk, which could result in greater difficulty obtaining funding for additional investments at attractive rates.
Our profitability may also be adversely affected by our fixed costs and the possibility that we would be unable to reduce other costs within a time frame sufficient to match any decreases in investment income relating to changes in market and economic conditions. If our investment income declines without a commensurate reduction in our expenses, our net income will be lower.

Events outside of our control, including relating to public health crises, supply-chain disruptions, geopolitical conflicts, including acts of war, and inflation, could negatively affect our portfolio companies’ and our results of operations and financial condition, as well as the amount or frequency of our distributions to shareholders.

Periods of market volatility have occurred and could continue to occur in response to pandemics or other events outside of our control. These types of events may adversely affect operating results for us and for our portfolio companies. As the future impact of any health pandemic is difficult to predict, the extent to which they could negatively affect our and our portfolio companies’ operating results or the duration of any potential business or supply-chain disruption is uncertain. Any potential impact to our results of operations will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of any such pandemic and the actions taken by authorities and other entities to contain the spread or minimize its impact, all of which are beyond our control. These potential impacts, while uncertain, could adversely affect our and our portfolio companies’ operating results and financial condition.

Any future pandemic and the uncertainty regarding the extent and duration of its impact could have a material adverse impact on the financial condition and results of operation of us and the middle-market companies in which we invest. Such events would likely have a negative impact our investment returns, the fair value of our investment and our ability to restructure such investment on favorable terms if, as a result of a pandemic and its accompanying effects, one or more portfolio companies’ cash flows from operating activities were insufficient to satisfy their continuing growth, working capital and other requirements. In addition, as a result of the financial stress caused by the effects of any such pandemic, other investors in our portfolio companies may be unable to, or may choose not to, fulfill their ongoing funding obligations with respect to certain of our portfolio companies, may be unable to continue supporting the ongoing operations of our portfolio companies operationally and/or financially, or may seek to restructure or otherwise modify their existing investments in our portfolio companies in a manner that is detrimental to our investment, which could have a material adverse impact on our financing arrangement with the portfolio company and on our results of operations and financial condition. In addition, we intend to use cash and cash equivalents on hand, our available borrowing capacity under the DB Credit Facility or other future financing arrangement, our anticipated cash flows from operations, and any proceeds from public or private offerings of our Common Shares or any debt offerings, to fund our outstanding unfunded obligations. Depending on the severity and duration of the impact of any future pandemic on our results of operations and financial condition, there can be no assurance that we will have sufficient capital available to fund these commitments as they come due, which could harm the reputation of the Company and Monroe Capital among in the direct lending market generally. Any such occurrence could decrease our deal flow and the outlook of our investments, resulting in a material adverse effect on our financial condition, results of operations and cash flows.

In addition, any future pandemic may cause disruption to our portfolio companies’ global supply chain and business operations. In particular, shortages in commodities and materials, including shortages and reductions in allocations of electronic and other components from key suppliers, labor shortages and elevated levels of employee absenteeism, freight delays and other supply chain constraints and disruptions, whether caused by the effects of a health pandemic or otherwise, may significantly delay or disrupt our portfolio companies’ suppliers’, our third party vendors’ and our portfolio companies’ ability to manufacture and deliver products and/or services to their end-users and customers. Our portfolio companies may experience a significant increase in commodity, parts and material component inflation from pre-pandemic levels, as well as inflation in other costs, such as labor, packaging, freight, and energy prices. Any supply chain disruptions and delays, as well as continued heightened inflation, could lead to continued periodic production interruptions and other inefficiencies that could negatively impact our portfolio companies’ productivity, margin performance and results of operations, which could result in a material adverse effect on our financial condition, results of operations and cash flows.
Capital markets may experience periods of disruption and instability. Such market conditions may materially and adversely affect the debt and equity capital markets, which may have a negative impact on our business and operations.

From time to time, capital markets may experience periods of disruption and instability. Such disruptions may result in, amongst other things, write-offs, the re-pricing of credit risk, the failure of financial institutions or worsening general economic conditions, any of which could materially and adversely impact the broader financial and credit markets and reduce the availability of debt and equity capital for the market as a whole and financial services firms in particular. There can be no assurance these market conditions will not occur or worsen in the future, including economic and political events in or affecting the world’s major economies, such as the ongoing war between Russia and Ukraine and conflicts in the Middle East. Sanctions imposed by the U.S. and other countries in connection with hostilities between Russia and Ukraine and the tensions between China and Taiwan have caused additional financial market volatility and affected the global economy. Concerns over future increases in inflation, economic recession, as well as interest rate volatility and fluctuations in oil and gas prices resulting from global production and demand levels, as well as geopolitical tension, have exacerbated market volatility. Market uncertainty and volatility have also been significantly magnified as a result of the 2024 U.S. presidential and congressional elections and the resulting policy changes, including the imposition of sweeping new tariffs beginning in 2025, uncertainty regarding ongoing trade negotiations and potential retaliatory measures by U.S. trading partners, and potential significant changes to U.S. regulatory, fiscal, immigration, and monetary policies, all of which have created elevated and ongoing volatility in financial markets.
As a BDC, it is necessary for us to maintain our ability to raise additional capital for investment purposes. Without sufficient access to the public or private capital markets or credit markets, we may be forced to curtail our business operations, or we may not be able to pursue new business opportunities. The public capital markets and the credit markets have experienced periods of extreme volatility and disruption and, accordingly, there has been and may in the future be uncertainty in the financial markets in general. Ongoing disruptive conditions in the financial industry, including the bankruptcy of, the acquisition of, or government intervention in the affairs of financial institutions, and the impact of new legislation in response to those conditions could restrict our business operations or the business operations of our portfolio companies and could adversely impact our results of operations and financial condition or results of operations and financial condition of our portfolio companies.

We may need additional capital to fund new investments and grow our portfolio of investments. As such, we are offering the Common Shares in a continuous public offering and have entered into the DB Credit Facility, and expect to issue other debt securities or enter into one or more other financing arrangements in order to obtain additional capital. Unfavorable economic conditions could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. A reduction in the availability of new capital could limit our ability to pursue new business opportunities and grow our business. We cannot predict the timing, price, or terms upon which additional capital, if any, may be available. Any future debt or equity financing, if available, may be on terms that are less favorable to us than our current financing arrangements, and any future equity issuance, if any, could dilute the percentage ownership of our current shareholders. In addition, we are required to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to our shareholders to qualify for the tax benefits available to RICs. As a result, these earnings will not be available to fund new investments. An inability to access the capital markets successfully could limit our ability to grow our business and execute our business strategy fully and could decrease our earnings, if any, which may have an adverse effect on the value of our securities.
Volatility and dislocation in the capital markets can also create a challenging environment in which to raise or access debt capital. Such conditions could make it difficult to extend the maturity of or refinance our existing indebtedness or obtain new indebtedness with similar terms and any failure to do so could have a material adverse effect on our business. The debt capital that will be available to us in the future, if at all, may be at a higher cost, including as a result of the current interest rate environment, and on less favorable terms and conditions than what we have historically experienced. If we are unable to raise or refinance debt, then our equity investors may not benefit from the potential for increased returns on equity resulting from leverage and we may be limited in our ability to make new commitments or to fund existing commitments to our portfolio companies.
A prolonged period of market illiquidity may cause us to reduce the volume of loans we originate and/or fund below expected levels and adversely affect the value of our portfolio investments, which could have a material and adverse effect on our business, financial condition, and results of operations. The spread between the yields realized on riskier debt securities and those realized on securities perceived as being risk-free has remained narrow on a relative basis recently. If these spreads were to widen or if there were deterioration of market conditions, these events could materially and adversely affect our business.
Significant disruption or volatility in the capital markets may also have a negative effect on the valuations of our investments. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity) and impairments of the market values or fair market values of our investments, even if unrealized, must be reflected in our financial statements for the applicable period, which could result in significant reductions to our net asset value for the period. Significant disruption or volatility in the capital markets may also affect the pace of our investment activity and the potential for liquidity events involving our investments. Thus, the illiquidity of our investments may make it difficult for us to sell such investments to access capital if required, and as a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. An inability to raise or access capital could have a material adverse effect on our business, financial condition or results of operations.
Downgrades of the U.S. credit rating, impending automatic spending cuts or another government shutdown could negatively impact our liquidity, financial condition and earnings.
U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the United States. Although U.S. lawmakers passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States.
The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions. Absent further quantitative easing by the Federal Reserve, these developments could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. In addition, disagreement over the federal budget has caused the U.S. federal government to shut down for periods of time. Continued adverse political and economic conditions could have a material adverse effect on our business, financial condition and results of operations.

The failure in cyber security systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.
Cybersecurity incidents and cyber-attacks have been occurring globally at a more frequent and severe level, and will likely continue to increase in frequency in the future. The occurrence of a disaster such as a cyber-attack, a natural catastrophe, an industrial accident, a terrorist attack or war, events unanticipated in our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of Monroe Capital employees were unavailable in the event of a disaster, our ability to effectively conduct our business could be severely compromised.

We, and our portfolio companies, depend heavily upon computer systems to perform necessary business functions. Despite the implementation of a variety of security measures, our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other companies, we may experience threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Cyber threats are increasingly sophisticated and include, among other techniques, ransomware and extortion attacks, social engineering (including "phishing" and "spear phishing"), business email compromise, and nation-state-sponsored attacks. Threat actors may exploit artificial intelligence tools to increase the sophistication, speed and scale of attacks, including by creating more convincing fraudulent communications, automating attack vectors and impersonating trusted counterparties. There can be no assurance that our cybersecurity measures or those of our third-party service providers will be sufficient to detect or prevent all cyber threats. If one or more of these events occurs, it could potentially jeopardize the confidential, proprietary and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss.
A disaster or a disruption in the infrastructure that supports our business, including a disruption involving electronic communications or other services used by us or third parties with whom we conduct business, or directly affecting our headquarters, could have a material adverse impact on our ability to continue to operate our business without interruption. Our disaster recovery programs may not be sufficient to mitigate the harm that may result from such a disaster or disruption. In addition, insurance and other safeguards might only partially reimburse us for our losses, if at all.
Third parties with which we do business may also be sources of cybersecurity or other technological risk. We outsource certain functions and these relationships allow for the storage and processing of our information, as well as client, counterparty, employee, and borrower information. While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure, destruction, or other cybersecurity incident that affects our data, resulting in increased costs and other consequences as described above.
Moreover, the increased use of mobile and cloud technologies due to the proliferation of remote work could heighten these and other operational risks as certain aspects of the security of such technologies may be complex and unpredictable. Reliance on mobile or cloud technology or any failure by mobile technology and cloud service providers to adequately safeguard their systems and prevent cyber-attacks could disrupt our operations, the operations of a portfolio company or the operations of our or their service providers and result in misappropriation, corruption or loss of personal, confidential or proprietary information or the inability to conduct ordinary business operations. In addition, there is a risk that encryption and other protective measures may be circumvented, particularly to the extent that new computing technologies increase the speed and computing power available. Extended periods of remote working, whether by us or by our service providers, could strain technology resources, introduce operational risks and otherwise heighten the risks described above. Remote working environments may be less secure and more susceptible to hacking attacks, including phishing and social engineering attempts. Accordingly, the risks described above are heightened under current conditions.
We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, do not guarantee that a cyber-incident will not occur and/or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

In addition, cybersecurity has become a top priority for regulators around the world, and some jurisdictions have enacted laws requiring companies to notify individuals of data security breaches involving certain types of personal data. The SEC adopted cybersecurity disclosure rules effective in 2023, which impose requirements regarding the timely public disclosure of material cybersecurity incidents on Form 8-K and annual disclosure of cybersecurity risk management, strategy and governance in annual reports. In addition, amendments to Regulation S-P began to become effective in 2025, which requires registered investment advisers to adopt written incident response programs and to notify affected individuals of certain data breaches within specified timeframes. Compliance with these rules and any further changes in applicable cybersecurity regulations may impose additional costs on us and our Adviser and create additional risk that any failure to comply, or any material cybersecurity incident that we are required to disclose, could adversely affect investor confidence, the value of our securities, and our ability to raise capital. Compliance with such laws and regulations may result in cost increases due to system changes and the development of new administrative processes. If we or MC Advisors or certain of its affiliates fail to comply with the relevant laws and regulations, we could suffer financial losses, a disruption of our businesses, liability to investors, regulatory intervention or reputational damage.
A data breach could negatively impact our business and result in significant penalties.
MC Advisors is subject to numerous laws in various jurisdictions relating to privacy and the storage, sharing, use, processing, disclosure and protection of information that we and our affiliates hold. The European Union’s (the “EU”) General Data Protection Regulation, the Cayman Islands Data Protection Law, 2017, and the California Consumer Privacy Act of 2018 are recent examples of such laws, and MC Advisors anticipates new privacy and data protection laws will be passed in other jurisdictions in the future. In general, these laws introduce many new obligations on MC Advisors and its affiliates and service providers and create new rights for parties who have given us their personal information, such as investors and others.
Breach of these laws could result in significant financial penalties for MC Advisors and/or us. As interpretation of these laws evolves and new laws are passed, MC Advisors could be required to make changes to its business practices, which could result in additional risks, costs and liabilities to us and adversely affect investment returns. While MC Advisors intends to comply with its privacy and data protection obligations under the privacy and data protection laws that are applicable to it, it is possible that MC Advisors will not be able to accurately anticipate the ways in which regulators and courts will apply or interpret these laws. A violation of applicable privacy and data protection law could result in negative publicity and/or subject MC Advisors or us, to significant costs associated with litigation, settlements, regulatory action, judgments, liabilities and/or penalties.
We may incur lender liability as a result of our lending activities.
In recent years, a number of judicial decisions have upheld the right of borrowers and others to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We may be subject to allegations of lender liability, which could be time-consuming and expensive to defend and result in significant liability.

Even though we structure many investments as secured loans, if one of our portfolio companies were to go bankrupt, depending on the facts and circumstances, and based upon principles of equitable subordination as defined by existing case law, a bankruptcy court could subordinate all or a portion of our claim to that of other creditors and transfer any lien securing such subordinated claim to the bankruptcy estate. The principles of equitable subordination defined by case law have generally indicated that a claim may be subordinated only if its holder is guilty of misconduct or where the senior loan is re-characterized as an equity investment and the senior lender has actually provided significant managerial assistance to the bankrupt debtor. We may also be subject to lender liability claims for actions taken by us with respect to a borrower’s business or instances where we exercise control over the borrower. It is possible that we could become subject to a lender’s liability claim, including as a result of actions taken in rendering significant managerial assistance or actions to compel and collect payments from the borrower outside the ordinary course of business. Such risk of equitable subordination may be potentially heightened if we or Monroe Capital are deemed to control various portfolio investments.

We may incur liability as a result of providing managerial assistance to our portfolio companies.
In the course of providing significant managerial assistance to certain portfolio companies, certain of our management and trustees may serve as directors on the boards of such companies. To the extent that litigation arises out of investments in these companies, our management and trustees may be named as defendants in such litigation, which could result in an expenditure of our funds, through our indemnification of such officers and trustees, and the diversion of management time and resources.
Changes to United States tariff and import/export regulations could negatively affect us and our portfolio companies.
The U.S has recently enacted and proposed to enact significant new tariffs. In response, certain foreign trading partners have imposed, and may impose in the future, retaliatory tariffs on certain U.S. goods. Although the Supreme Court recently invalidated the tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), certain tariff rates and obligations established through trade agreements that were negotiated during active IEEPA tariffs remain in effect, and the current U.S. presidential administration has announced widely applicable tariffs. The administration has indicated that it will continue seeking to implement tariffs through other statutory authorities as well. The scope of the Supreme Court's decision may create market uncertainty as it relates to the availability of refunds for prior tariffs and the imposition of new tariffs to replace those imposed under IEEPA. Additionally, the U.S. administration has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and trade between the impacted nations and the U.S.
Any of these factors could impact economic activity and restrict our portfolio companies' access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which could, in turn, impact our business, the business of our portfolio companies, our financial condition and results of operations.
MC Advisors may not be able to achieve the same or similar returns as those achieved by our senior management and investment teams while they were employed at prior positions.
The track record and achievements of the senior investment professionals of Monroe Capital are not necessarily indicative of future results that will be achieved by MC Advisors. As a result, MC Advisors may not be able to achieve the same or similar returns as those achieved by the senior investment professionals of Monroe Capital.
We are subject to risks relating to our third-party service providers.
We are reliant on the performance of third-party service providers, including MC Advisors, MC Management, auditors, legal advisers, lenders, bankers, transfer agents, fund administrators, brokers, consultants, sourcing and operating partners and other service providers (collectively, “Service Providers”). We may bear the risk of any errors or omissions by such Service Providers. In addition, misconduct by such Service Providers may result in reputational damage, litigation, business disruption and/or financial losses to us. Each shareholder’s contractual relationship in respect of its investment in our Common Shares is with us only, and our shareholders are not in contractual privity with the Service Providers. Therefore, generally, our shareholders will not have any contractual claim against any Service Provider with respect to such Service Provider’s default or breach. Accordingly, our shareholders must generally rely upon MC Advisors or the Administrator to enforce our rights against Service Providers. In certain circumstances, which are generally not expected to prevail, our shareholders may have limited rights to enforce our rights on a derivative basis or may have rights against Service Providers if they can establish that such Service Providers owe duties to our shareholders. In addition, our shareholders will have no right to participate in our day-to-day operation and decisions regarding the selection of Service Providers. Rather, MC Advisors, with oversight from our Board, will select our Service Providers and determine the retention and compensation of such providers without the review by or consent of our shareholders. Our shareholders must therefore rely on the ability of MC Advisors to select and compensate Service Providers and to make investments and manage and dispose of investments.

There is a possibility of different information rights.
Certain shareholders may request information from MC Advisors relating to us and our portfolio investments and MC Advisors may, subject to applicable law, including Regulation FD promulgated by the SEC, provide such shareholders with the information requested (subject to availability, confidentiality obligations and other similar considerations). Shareholders may also be entitled to receive additional or customized reporting relating to their investment in us pursuant to their side letters, which are particular to such shareholders and may not be available to other shareholders, subject to applicable law, including Regulation FD promulgated by the SEC. Any such shareholders that request and receive such information will consequently possess information regarding our business and affairs that are not generally known to other shareholders. As a result, certain shareholders may be able to take actions on the basis of such information which, in the absence of such information, other shareholders do not take.
We may enter into arrangements or other agreements with a particular shareholder modifying such shareholder’s rights.
The Fund, and in certain cases MC Advisors, will have the discretion to modify the application of, or grant special or more favorable rights with respect to, any provision of the Fund’s governing documents to the extent permitted by applicable law to shareholders or certain financial intermediaries. Certain such modifications or grants of special or more favorable rights may also be effected by the Fund, and, in certain cases, MC Advisors, through side letter agreements. Although certain shareholders may invest in the Fund with different material terms, the Fund and MC Advisors will only offer such terms if they believe other shareholders of the Fund will not be materially disadvantaged.
The Fund and/or MC Advisors (on behalf of the Fund and itself) may enter into agreements known as side letters with shareholders of the Fund. As a result of such side letters, certain shareholders of the Fund may be provided with certain terms that other shareholders of the Fund may not receive. None of these side letters will have the effect of creating different investment terms in the Fund and will primarily concern administrative, tax and other operational matters. The Fund represents that neither the Fund nor MC Advisors have entered or will enter into side letters with shareholders of the Fund related to their investment in the Fund that contravene applicable law, including the 1940 Act and the Advisers Act.
We are subject to risks associated with artificial intelligence and machine learning technology.
Artificial intelligence, including machine learning and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”) and its current and potential future applications including in the private investment and financial industries, as well as the legal and regulatory frameworks within which AI operates, continue to rapidly evolve.

Recent technological advances in AI pose risks to us, MC Advisors, and our portfolio investments. These advancements could harm the Fund and our portfolio investments by reducing the demand for both the technology and software offerings of our portfolio investments. Additionally, these advancements could significantly disrupt our portfolio investments and subject them to increased competition, which could have a material adverse effect on our business, financial condition and results of operations. Also, AI advancements, including efficiency improvements, without related increases in the adoption and development of such technologies,could also negatively impact demand for, and the valuation of, digital infrastructure assets.

The Fund and our portfolio investments could be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to us, also use AI in their business activities. We and our portfolio companies may not be in a position to control the use of AI in third-party products or services.

Use of AI could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming partly accessible by other third-party AI applications and users.

While MC Advisors does not currently use AI to make investment recommendations, the use of AI could also exacerbate or create new and unpredictable risks to our business, MC Advisors' business, and the business of our portfolio companies, including by potentially significantly disrupting the markets in which we and our portfolio companies operate, disrupting portfolio company’s business models or subjecting us, our portfolio companies and MC Advisors to increased competition and regulation, which could materially and adversely affect business, financial condition or results of operations of us, our portfolio companies and MC Advisors. In addition, the use of AI by bad actors could heighten the sophistication and effectiveness of cyber and security attacks experienced by our portfolio companies and MC Advisors.

Independent of its context of use, AI is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that AI utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error—potentially materially so—and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of AI. To the extent that we or our portfolio investments are exposed to the risks of AI use, any such inaccuracies or errors could have adverse impacts on us or our investments.

Regulations related to AI could also impose additional compliance burdens, higher administrative costs and significant penalties should the Fund, MC Advisors and our portfolio companies fail to comply with the applicable requirements. Furthermore, recent U.S. tariff and trade policy actions—including sweeping tariffs imposed on exports from most U.S. trading partners beginning in 2025—have created particular risks for technology-sector companies which depend heavily on global semiconductor, memory, and component supply chains, many of which are concentrated in Asia. Any significant disruption to these supply chains could have an outsized adverse effect on our portfolio companies relative to companies in less globally integrated industries.

In addition, the rapid development and deployment of AI by third parties, including our portfolio companies’ competitors, could disrupt the markets and business models in which our portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service our loans. Furthermore, evolving AI-related legal and regulatory requirements—including potential AI-specific legislation, the application of existing intellectual property, data privacy and consumer protection laws to AI activities, and international regulatory divergence—may impose compliance costs and operational restrictions on our portfolio companies that adversely affect their businesses and our investment returns.

AI technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments. The full extent of current or future risks related thereto is not possible to predict and we may not be able to anticipate, prevent, mitigate or remediate all of the potential risks, challenges or impacts of such changes.
Risks Related to Our Investments

Our investments may be risky and, subject to compliance with our 80% test (i.e., that we will invest at least 80% of our total assets (net assets plus borrowings for investment purposes) in credit and credit-related instruments issued by corporate issuers) and the 70% test for Qualifying Assets under Section 55(a) of the 1940 Act, or as otherwise may be required to comply with the terms of any financing arrangements we may enter into, there is no limit on the amount of any such investments in which we may invest.
We and our affiliates expect to hold controlling and non-controlling interests in other private fund managers which could preclude us from pursuing certain investments. In addition, from time to time, we may lend to, or otherwise invest in, unaffiliated registered investment advisors, which may create conflicts of interest.
We and our affiliates expect to hold interests in, or otherwise acquire, other private fund managers (“Target Managers”). A Target Manager may have access to material non-public information that may be attributable to us, MC Advisors, MC Management and their affiliates and thus preclude us from pursuing certain investments that could be attractive and profitable for us. In addition, a Target Manager’s advisory clients may make investments or take positions that conflict or compete with investments held or targeted by us.
While MC Advisors will perform diligence on Target Managers (including background checks on key personnel of the management team), it will be difficult, and likely impossible, for MC Advisors to protect itself and us from the risk of Target Manager fraud, misrepresentation, failure to comply with applicable legal, registration, tax or regulatory requirements. Target Managers, and the funds they manage, might become involved in litigation or regulatory actions for any number of reasons. If any Target Manager or its fund(s) are so involved, they could be exposed to substantial liabilities or losses, which could in turn materially and adversely affect MC Advisors and us and cause reputational damage to MC Advisors and/or us.

In addition, we may lend to, or otherwise invest in, currently unaffiliated registered investment advisers (“RIAs”) from time to time, subject to the restrictions under the 1940 Act. Such RIAs may include wealth managers or other advisers who do or could offer to, or acquire for, their end clients (through a platform or otherwise) our Common Shares or the limited partner interests or other similar interests in funds or other investment vehicles managed by MC Advisors, MC Management or their affiliates (collectively, “Monroe Interests”). As such, a conflict of interest may arise because either MC Advisors could be perceived to lend or otherwise invest in the RIA, to incentivize the RIA to sell Monroe Interests or the RIA could be perceived to offer or acquire Monroe Interests to incentivize MC Advisors cause us to make a loan to the RIA.
Economic recessions or downturns could impair our portfolio companies and harm our operating results.
Many of the portfolio companies in which we have invested or expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay our loans during such periods. These portfolio companies may face intense competition, including competition from companies with greater financial resources, more extensive research and development, manufacturing, marketing and service capabilities and greater number of qualified and experienced managerial and technical personnel. They may need additional financing that they are unable to secure and that we are unable or unwilling to provide, or they may be subject to adverse developments unrelated to the technologies they acquire.
Therefore, our non-performing assets are likely to increase, and the value of our portfolio is likely to decrease during these periods. Adverse economic conditions may decrease the value of collateral securing some of our loans and the value of our equity investments and could lead to financial losses in our portfolio and a corresponding decrease in revenues, net income and assets.
Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing our investments and harm business, financial condition, operating results and prospects. Impairment or failure of one or more banks with whom we, our portfolio companies, and/or MC Advisors transact may inhibit the ability of us or our portfolio companies to access depository accounts. In such cases, we may be forced to delay or forgo investments, resulting in lower performance. In the event of such a failure of a banking institution where we or one or more of our portfolio companies holds depository accounts, access to such accounts could be restricted, and U.S. Federal Deposit Insurance Corporation (“FDIC”) protection may not be available for balances in excess of amounts insured by the FDIC. In such instances, we and our affected portfolio companies would not recover such excess, uninsured amounts. To the extent that we or our portfolio companies are impacted, our or their ability to access existing cash, cash equivalents and investments, or to access existing or enter into new banking arrangements or facilities to service our portfolio companies, may be threatened.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of its loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company.
We and our portfolio companies may maintain cash balances at financial institutions and exceed federally insured limits and may otherwise be materially affected by adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties.
Cash held by us and by our portfolio companies in non-interest-bearing and interest-bearing operating accounts may exceed the FDIC insurance limits. If the banking institutions in which we or our portfolio companies deposit our cash were to fail, we or our portfolio companies could lose all or a portion of those amounts held in excess of such insurance limitations. In addition, actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems, which could adversely affect our and our portfolio companies’ business, financial condition, results of operations, or prospects.
Although we assess our portfolio companies’ banking relationships as we believe necessary or appropriate, our and our portfolio companies’ access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our respective current and projected future business operations could be significantly impaired by factors that affect us or our portfolio companies, the financial institutions with which we or our portfolio companies have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our portfolio companies have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us or our portfolio companies to acquire financing on acceptable terms or at all.
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Recent inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. If such portfolio companies are unable to pass any increases in their costs along to their customers, it could adversely affect their results and impact their ability to pay interest and principal on our loans. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations. Tariff-driven cost increases represent an additional and potentially persistent inflationary pressure. Unlike monetary-policy-driven inflation, tariff-induced cost increases may be structural in nature, as supply-chain reconfigurations and sourcing substitutions required in response to tariffs can take significant time and capital to implement and may not fully offset higher input costs. Portfolio companies that rely on globally integrated supply chains—particularly technology companies dependent on Asian components—may face sustained margin compression as a result of tariff-related cost increases that cannot be fully passed through to customers.

Additionally, the Federal Reserve has raised certain benchmark interest rates in an effort to combat inflation. The Federal Reserve's monetary policy response to inflation has a direct and bidirectional impact on our results of operations. In an increased interest rate environment, the cost of servicing floating-rate debt increases for our portfolio companies, which may impair their ability to service our loans and lead to defaults or restructurings. Ongoing inflationary pressures—including those driven by tariffs on important goods—may limit the Federal Reserve's ability to reduce interest rates, extending the period during which our portfolio companies must service debt at elevated floating rates. In a declining interest rate environment, our interest income on floating-rate loans may decrease, potentially compressing our net investment income even if our cost of capital does not decline proportionally, and portfolio companies may prepay existing facilities and seek to refinance at lower rates, requiring us to redeploy capital at potentially lower yields. Both rising and declining rate environments therefore present distinct and material risks to our business, and we cannot guarantee that our investment income will keep pace with our cost of capital in any particular interest rate environment.See “We are exposed to risks associated with changes in interest rates.”

Our portfolio companies consist primarily of lower middle-market, privately owned companies, which may present a greater risk of loss than loans to larger companies.
Our portfolio consists primarily of loans to lower middle-market, privately owned companies. Compared to larger, publicly traded firms, these companies generally have more limited access to capital and higher funding costs, may be in a weaker financial position and may need more capital to expand, compete and operate their business. In addition, many of these companies may be unable to obtain financing from public capital markets or from traditional sources, such as commercial banks. Accordingly, loans made to these types of borrowers may entail higher risks than loans made to companies that have larger businesses, greater financial resources or are otherwise able to access traditional credit sources on more attractive terms.
Investing in middle-market companies involves a number of significant risks, including that middle-market companies:
•may have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•are more likely to depend on the management talents and efforts of a small group of persons; therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on our portfolio company and, in turn, on us;
•typically have more limited access to the capital markets, which may hinder their ability to refinance borrowings;
•will be unable to refinance or repay at maturity the unamortized loan balance as we structure our loans such that a significant balance remains due at maturity;
•generally have less predictable operating results, may be particularly vulnerable to changes in customer preferences or market conditions, depend on one or a limited number of major customers;
•may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position; and
•generally have less publicly available information about their businesses, operations and financial condition. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision, and may lose all or part of our investment.
Any of these factors or changes thereto could impair a portfolio company’s financial condition, results of operation, cash flow or result in other adverse events, such as bankruptcy, any of which could limit a portfolio company’s ability to make scheduled payments on loans from us. This, in turn, may lead to their inability to make payments on outstanding borrowings, which could result in losses in our loan portfolio and a decrease in our net interest income and book value.
We invest primarily in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated.
We invest in securities that are rated below investment grade by rating agencies or that would be rated below investment grade if they were rated. Below investment grade securities, which are often referred to as “junk,” have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. They may also be difficult to value and illiquid. The major risks of below investment grade securities include:
•Below investment grade securities may be issued by less creditworthy issuers. Issuers of below investment grade securities may have a larger amount of outstanding debt relative to their assets than issuers of investment grade securities. In the event of an issuer’s bankruptcy, claims of other creditors may have priority over the claims of holders of below investment grade securities, leaving few or no assets available to repay holders of below investment grade securities.

•Prices of below investment grade securities are subject to extreme price fluctuations. Adverse changes in an issuer’s industry and general economic conditions may have a greater impact on the prices of below investment grade securities than on other higher-rated fixed-income securities.

•Issuers of below investment grade securities may be unable to meet their interest or principal payment obligations because of an economic downturn, specific issuer developments or the unavailability of additional financing.

•Below investment grade securities will frequently have redemption features that permit an issuer to repurchase the security from us before it matures. If the issuer redeems below investment grade securities, we may have to invest the proceeds in securities with lower yields and may lose income.

•Below investment grade securities may be less liquid than higher-rated fixed-income securities, even under normal economic conditions. There are fewer dealers in the below investment grade securities market, and there may be significant differences in the prices quoted by the dealers. Judgment may play a greater role in valuing these securities and we may be unable to sell these securities at an advantageous time or price.

•We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting issuer.
The credit rating of a high-yield security does not necessarily address its market value risk. Ratings and market value may change from time to time, positively or negatively, to reflect new developments regarding the issuer.
We may be subject to risks associated with our investments in senior secured loans.
We invest in senior secured loans. Senior secured loans are usually rated below investment grade or may also be unrated. As a result, the risks associated with senior secured loans may be considered by credit rating agencies to be similar to the risks of below investment grade fixed income instruments, although senior secured loans are senior and secured in contrast to other below investment grade fixed income instruments, which are often subordinated or unsecured. Investment in senior secured loans rated below investment grade is considered speculative because of the credit risk of their issuers. Such companies are more likely than investment grade issuers to default on their payments of interest and principal owed to us, and such defaults could have a material adverse effect on our performance. An economic downturn would generally lead to a higher non-payment rate, and a senior secured loan may lose significant market value before a default occurs. Moreover, any specific collateral used to secure a senior secured loan may decline in value or become illiquid, which would adversely affect the senior secured loan’s value.
There may be less readily available and reliable information about most senior secured loans than is the case for many other types of securities, including securities issued in transactions registered under the Securities Act or registered under the Exchange Act. As a result, MC Advisors will rely primarily on its own evaluation of a borrower’s credit quality rather than on any available independent sources. Therefore, we are particularly dependent on the analytical abilities of MC Advisors.
In general, the secondary trading market for senior secured loans is not well developed. No active trading market may exist for certain senior secured loans, which may make it difficult to value them. Illiquidity and adverse market conditions may mean that we may not be able to sell senior secured loans quickly or at a fair price. To the extent that a secondary market does exist for certain senior secured loans, the market for them may be subject to irregular trading activity, wide bid/ask spreads and extended trade settlement periods.
We may be subject to risks associated with our investments in junior debt securities.
We will also invest in junior debt securities. Although certain junior debt securities are typically senior to Common Shares or other equity securities, the equity and debt securities in which we will invest may be subordinated to substantial amounts of senior debt, all or a significant portion of which may be secured. Such subordinated investments may be characterized by greater credit risks than those associated with the senior obligations of the same issuer. These subordinated securities may not be protected by all of the financial covenants, such as limitations upon additional indebtedness, typically protecting such senior debt. Holders of junior debt generally are not entitled to receive full payments in bankruptcy or liquidation until senior creditors are paid in full. Holders of equity are not entitled to payments until all creditors are paid in full. In addition, the remedies available to holders of junior debt are normally limited by restrictions benefiting senior creditors. In the event any portfolio company cannot generate adequate cash flow to meet senior debt service, we may suffer a partial or total loss of capital invested.

We may be subject to risks associated with “covenant-lite” loans.
Certain loans in which we invest may be “covenant-lite.” We use the term “covenant-lite” loans to refer generally to loans that do not have a complete set of financial maintenance covenants. Generally, “covenant-lite” loans provide borrower companies more freedom to negatively impact lenders because their covenants are incurrence-based, which means they are only tested and can only be breached following an affirmative action of the borrower, rather than by a deterioration in the borrower’s financial condition. Accordingly, to the extent we are exposed to “covenant-lite” loans, we may have a greater risk of loss on such investments as compared to investments in or exposure to loans with financial maintenance covenants.
We may be subject to risks associated with our investments in unitranche secured loans and securities.
We will also invest in unitranche secured loans, which are a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan. Unitranche secured loans provide all of the debt needed to finance a leveraged buyout or other corporate transaction, both senior and junior, but generally in a first lien position, while the borrower generally pays a blended, uniform interest rate rather than different rates for different tranches. Unitranche secured debt generally requires payments of both principal and interest throughout the life of the loan. Generally, we expect these securities to carry a blended yield that is between senior secured and junior debt interest rates. Unitranche secured loans provide a number of advantages for borrowers, including the following: simplified documentation, greater certainty of execution and reduced decision-making complexity throughout the life of the loan. In some cases, a portion of the total interest may accrue or be paid in kind. Because unitranche secured loans combine characteristics of senior and junior financing, unitranche secured loans have risks similar to the risks associated with senior secured and second lien loans and junior debt in varying degrees according to the combination of loan characteristics of the unitranche secured loan.
We may be subject to risks associated with our investments in bank loans.
We invest in bank loans and may invest in participations. These obligations are subject to unique risks, including:
•the possible invalidation of an investment transaction as a fraudulent conveyance under relevant creditors’ rights laws,
•so-called lender-liability claims by the issuer of the obligations,
•environmental liabilities that may arise with respect to the collateral securing the obligations, and
•limitations on our ability to directly enforce its rights with respect to participations.
In addition, the illiquidity of bank loans may make it difficult for us to sell such investments to access capital if required. As a result, we could realize significantly less than the value at which we have recorded our investments if we were required to sell them for liquidity purposes. Compared to securities and to certain other types of financial assets, purchases and sales of loans take relatively longer to settle. This extended settlement process can (i) increase the counterparty credit risk borne by us; (ii) leave us unable to timely vote, or otherwise act with respect to, loans it has agreed to purchase; (iii) delay us from realizing the proceeds of a sale of a loan; (iv) inhibit our ability to re-sell a loan that it has agreed to purchase if conditions change (leaving us more exposed to price fluctuations); (v) prevent us from timely collecting principal and interest payments; and (vi) expose us to adverse tax or regulatory consequences. To the extent the extended loan settlement process gives rise to short-term liquidity needs, we may hold cash, sell investments or temporarily borrow from banks or other lenders.
In purchasing participations, we generally will have no right to enforce compliance by the borrower with the terms of the loan agreement, nor any rights of set-off against the borrower, and we may not directly benefit from the collateral supporting the debt obligation in which we have purchased the participation. As a result, we will assume the credit risk of both the borrower and the institution selling the participation.
In analyzing each bank loan or participation, MC Advisors compares the relative significance of the risks against the expected benefits of the investment. Successful claims by third parties arising from these and other risks will be borne by us.

Loans may become nonperforming for a variety of reasons.
A loan or debt obligation may become non-performing for a variety of reasons. Such non-performing loans may require substantial workout negotiations or restructuring that may entail, among other things, a substantial reduction in the interest rate, a substantial write-down of the principal amount of the loan and/or the deferral of payments. In addition, such negotiations or restructuring may be quite extensive and protracted over time, and therefore may result in substantial uncertainty with respect to the ultimate recovery. We may also incur additional expenses to the extent that it is required to seek recovery upon a default on a loan or participate in the restructuring of such obligation. The liquidity for defaulted loans may be limited, and to the extent that defaulted loans are sold, it is highly unlikely that the proceeds from such sale will be equal to the amount of unpaid principal and interest thereon. In connection with any such defaults, workouts or restructuring, although we exercise voting rights with respect to an individual loan, we may not be able to exercise votes in respect of a sufficient percentage of voting rights with respect to such loan to determine the outcome of such vote.
The lack of liquidity in our investments may adversely affect our business.
All of our assets may be invested in illiquid securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments when desired. In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded these investments. As a result, we do not expect to achieve liquidity in our investments in the near-term. However, to maintain the election to be regulated as a BDC and qualify as a RIC, we may have to dispose of investments if we do not satisfy one or more of the applicable criteria under the respective regulatory frameworks. We may also face other restrictions on our ability to liquidate an investment in a portfolio company to the extent that we or MC Advisors have material nonpublic information regarding such portfolio company.
Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing our net asset value through increased net unrealized losses.
As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by the Valuation Designee. When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. We record decreases in the market values or fair values of our investments as unrealized losses. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized losses on our portfolio. The effect of all of these factors on our portfolio may reduce our net asset value by increasing net unrealized losses on our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition and results of operations.

Because most of our investments are illiquid and lack readily available market prices, our valuations are inherently uncertain and require significant judgment. Applicable accounting standards require us to determine the fair value of our investments assuming a hypothetical sale to market participants in the principal market, even if we intend to hold those investments to maturity. During periods of market volatility or disruption—including volatility driven by sudden macroeconomic announcements such as tariff actions—these assumed market conditions may lead to significant downward adjustments to our fair value marks, even in the absence of actual credit deterioration at a portfolio company. Such unrealized depreciation reduces our net asset value per share, may impair our ability to issue additional equity at favorable prices, and may reduce the funds available for distribution to our shareholders.
Our portfolio companies may prepay loans, which prepayment may reduce stated yields if capital returned cannot be invested in transactions with equal or greater expected yields.
The loans underlying our portfolio may be callable at any time, and many of them can be repaid with no premium to par. It is generally not clear and highly unpredictable when or if any loan might be called. Whether a loan is called will depend both on the continued positive performance of the portfolio company and the existence of favorable financing market conditions that allow such company the ability to replace existing financing with less expensive capital. As market conditions change frequently, it is unknown when, and if, this may be possible for each portfolio company. Risks associated with owning loans include the fact that prepayments may occur at any time, sometimes without premium or penalty, and that the exercise of prepayment rights during periods of declining spreads could cause us to reinvest prepayment proceeds in lower-yielding instruments. In the case of some of these loans, having the loan called early may reduce our achievable yield if the capital returned cannot be invested in transactions with equal or greater expected yields.

We may be subject to risks associated with our investments in the business services industry.
A substantial portion of our investment portfolio may be invested in the business services industry. Portfolio companies in the business services sector are subject to many risks, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. Portfolio companies in the business services industry must respond quickly to technological changes and understand the impact of these changes on customers’ preferences. Adverse economic, business, or regulatory developments affecting the business services sector could have a negative impact on the value of our investments in portfolio companies operating in this industry, and therefore could negatively impact our business and results of operations.
We may be subject to risks associated with our investments in the technology industry.

A substantial portion of our investment portfolio may be comprised of investments in the technology industry. There are risks in investing in companies that operate in this market, including the negative impact of regulation, changing technology, a competitive marketplace and difficulty in obtaining financing. In particular, recent technological advances in AI pose risks to our investments in portfolio companies in the technology industry (see the risk factor titled “We are subject to risks associated with artificial intelligence and machine learning technology.”). Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
We may be subject to risks associated with our investments in the healthcare and pharmaceuticals industry.
A substantial portion of our investment portfolio may be invested in the healthcare and pharmaceuticals industry. Any of our portfolio companies operating in the healthcare information and services industry are subject to extensive government regulation and certain other risks particular to that industry. As part of our investment strategy, we plan to invest in companies in the healthcare information and services industry. Such portfolio companies provide technology to companies that are subject to extensive regulation, including Medicare and Medicaid payment rules and regulation, the False Claims Act and federal and state laws regarding the collection, use and disclosure of patient health information and the storage handling and administration of pharmaceuticals. If any of our portfolio companies or the companies to which they provide such technology fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Portfolio companies in the healthcare information or services industry are also subject to the risk that changes in applicable regulations will render their technology obsolete or less desirable in the marketplace.
Portfolio companies in the healthcare information and services industry may also have a limited number of suppliers of necessary components or a limited number of manufacturers for their products, and therefore face a risk of disruption to their manufacturing process if they are unable to find alternative suppliers when needed. Any of these factors could materially and adversely affect the operations of a portfolio company in this industry and, in turn, impair our ability to timely collect principal and interest payments owed to us.
Our investments may be concentrated in the software and technology industries, which involve significant risks, including highly volatile markets and extensive government regulation, which expose us to the risk of significant loss if any of these industry sectors experiences a downturn.

We expect to have substantial exposure to portfolio companies concentrated in the software and technology industries. The software and technology industries are challenged by various factors, including rapidly changing market conditions and/or participants, new competing products, services and/or improvements in existing products, and evolving global trade regulations and restrictions, privacy and other regulations and restrictions. In particular, recent technological advances in AI pose risks to our investments in portfolio companies in the software and technology industries (see the risk factor titled “We are subject to risks associated with artificial intelligence and machine learning technology.”).

Software and technology-enabled companies may be particularly vulnerable to data and data privacy concerns and regulations, system failures, cybersecurity risks, and similar concerns. Our portfolio companies will compete in this volatile environment. There can be no assurance that products or services sold by the portfolio companies will not be rendered obsolete or adversely affected by competing products and services (which risk is heightened when investing in technology or tech-enabled companies) or that the portfolio companies will not be adversely affected by other challenges including from the global macro environment. Software and technology-enabled companies may be particularly vulnerable to market disruption from technological and market innovation and rapid technological innovation. Assessing the risks and opportunities associated with the software or technology industries or companies in these industries requires a high level of expertise. In the event that such portfolio companies are impacted as a whole or are impacted in similar ways, for example due to generally applicable regulations or restrictions, or market events, our portfolio companies, and their ability to repay borrowings from the Fund, may be adversely impacted.
Software and technology companies are generally subject to more volatile markets than companies in other industries. The technology industry can be significantly affected by intense competitive pricing pressures, changing global demand, research and development costs, the ability to attract and maintain skilled employees, component prices, short product cycles and rapid obsolescence of technology. Thus, the ultimate success of a technology company may depend on its ability to continually innovate in increasingly competitive markets. In addition, some technology companies may also be negatively affected by failure to obtain timely regulatory approvals, and may be subject to large capital expenditures. It is possible that certain technology companies will not be able to raise additional financing to meet capital-expenditure requirements or may be able to do so only at a price or on terms which are unfavorable to us. These risks generate substantial volatility in the fair value of the securities of technology companies that are inherently difficult to predict and, accordingly, investments in the technology industry may lead to substantial losses.
In addition, portfolio companies in the software and technology sector may be subject to extensive regulation by foreign and U.S. federal, state and/or local agencies. Changes in existing laws, rules or regulations, or judicial or administrative interpretations thereof, or new laws, rules or regulations could have an adverse impact on the business and industries of our portfolio companies. In addition, changes in government priorities or limitations on government resources could also adversely impact our portfolio companies. It is not possible to predict whether any such changes in laws, rules or regulations will occur and, if they do occur, the impact of these changes on our portfolio companies and our investment returns. Furthermore, if any of our portfolio companies were to fail to comply with applicable regulations, they could be subject to significant penalties and claims that could materially and adversely affect their operations. Furthermore, our portfolio companies may be subject to the expense, delay and uncertainty of the regulatory approval process for their products and, even if approved, these products may not be accepted in the marketplace.
We may be subject to risks associated with our investments in the media and entertainment industry.
Companies in the media and entertainment industry encompass a variety of services and products including television broadcasting, gaming products, social media, networking platforms, online classifieds, online review websites, and internet search engines. Companies in this industry may be affected by industry competition, substantial capital requirements, government regulation, and obsolescence of communications products and services due to technological advancement. Fluctuating domestic and international demand, shifting demographics and often unpredictable changes in consumer tastes can drastically affect a company’s profitability. In addition, while all companies may be susceptible to network security breaches, certain companies in the media and entertainment industry may be particular targets of hacking and potential theft of proprietary or consumer information or disruptions in service, which could have a material adverse effect on their businesses.
Companies in the media and entertainment industries can be significantly affected by several factors, including competition, particularly in formulation of products and services using new technologies, cyclicality of revenues and earnings, a potential decrease in the discretionary income of targeted individuals, changing consumer tastes and interests, and the potential increase in government regulation. Companies in the media and entertainment industries may become obsolete quickly. Advertising spending can be an important revenue source for media and entertainment companies. During economic downturns advertising spending typically decreases and, as a result, media and entertainment companies tend to generate less revenue. The media and entertainment industry is regulated and changes to rules regarding advertising and the content produced by media and entertainment companies can increase overall production and distribution costs.
We may be subject to risks associated with our investments in the consumer goods and services industry.

Many consumer goods and services companies (“consumer companies”) rely heavily on disposable household income and consumer spending and may be impacted by social trends, marketing campaigns, demographic shifts and other factors affecting consumer preferences and demand. In addition, damage to a brand or a reputation crisis can have a substantial adverse impact on consumer companies.
Certain consumer companies, such as those providing discretionary goods or services, may depend more on business cycles, overall economic conditions and consumer confidence. Many consumer goods and services are subject to government regulation and the related compliance costs, and consumer companies also face the risk of product liability claims. Consumer companies also may be adversely affected by volatility in commodity prices, supply chain disruptions and labor shortages.
We may be subject to risks associated with our investments in the distribution industry.

Companies in the distribution industry include companies that are in the business of moving goods and services, including but not limited to warehousing, logistics and inventory management. Companies that operate warehouses or distribution storage facilities can be adversely affected by the recent technological advances in AI and certain factors beyond their control, such as fire, natural disasters, disease outbreaks, pandemics, armed conflict, strikes and stoppages, power shortages, failures in the systems, forest fires and deforestation. Any significant interruptions, failures or changes in the logistics infrastructure that a company uses to deliver products could prevent the timely or successful delivery of products to its clients. If the operating entity is not able to expand or adjust the existing distribution networks in order to meet supply needs, the company’s business could be adversely affected. Companies in the distribution industry are also subject to risks associated with supply chain solutions and logistics services and operations, including the following: potential disruptions to the operation of the warehousing and logistics facilities operated by the company or other third-party transportation companies and couriers that facilitate logistics services, or to the development of new warehousing and logistics facilities; risk that the company’s customers may reduce their expenditure on third-party supply chain solutions and logistics services or increase utilization of their internal solutions; tightening of the labor market, increases in labor costs or any labor unrest; failure to maintain positive relationships with third-party logistics service providers; risks associated with the items that the company delivers and the contents of shipments and inventories handled through the company’s logistics networks; and risks inherent in the logistics industry, including personal injury, product damage, and transportation-related incidents. The occurrence of any such risks may damage the business and reputation of a company in the distribution industry, and may have a material and adverse impact on the company’s financial condition and results of operations.
To the extent original issue discount and payment-in-kind interest constitute a portion of our income, we will be exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash representing such income.
Certain of our investments include original issue discount (“OID”) components and may include PIK interest or PIK dividend components. To the extent original issue discount constitutes a portion of our income, we are exposed to typical risks associated with such income being required to be included in taxable and accounting income prior to receipt of cash, including the following:
•We must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID or other amounts accrued will be included in investment company taxable income for the year of the accrual, we may be required to make a distribution to our shareholders in order to satisfy our annual distribution requirements, even though we will not have received any corresponding cash amount. As a result, we may have to sell some of our investments at times or at prices that would not be advantageous to us, raise additional debt or equity capital or forgo new investment opportunities.
•The higher yield of OID instruments reflect the payment deferral and credit risk associated with these instruments.
•Even if the accounting conditions for income accrual are met, the borrower could still default when our actual collection is supposed to occur at the maturity of the obligation.
•OID instruments may have unreliable valuations because their continuing accruals require continuing judgments about the collectability of the deferred payments and the value of the collateral.

•Market prices of PIK instruments and other zero coupon instruments are affected to a greater extent by interest rate changes, and may be more volatile than instruments that pay interest periodically in cash. While PIK instruments are usually less volatile than zero coupon debt instruments, PIK instruments are generally more volatile than cash pay securities;
•OID instruments generally represent a significantly higher credit risk than coupon loans.
•OID income received by us may create uncertainty about the source of our cash distributions to shareholders. For accounting purposes, any cash distributions to shareholders representing OID or market discount income are not treated as coming from paid-in capital, even though the cash to pay them comes from the offering proceeds. Thus, although a distribution of OID or market discount interest comes from the cash invested by the shareholders, Section 19(a) of the 1940 Act does not require that shareholders be given notice of this fact by reporting it as a return of capital.
•The deferral of PIK interest has a negative impact on liquidity, as it represents non-cash income that may require distribution of cash dividends to shareholders in order to maintain our RIC status. In addition, the deferral of PIK interest also increases the loan-to-value (“LTV”) ratio at a compounding rate, thus, increasing the risk that we will absorb a loss in the event of foreclosure.
•OID and market discount instruments create the risk of non-refundable incentive fee payments to MC Advisors based on non-cash accruals that we may not ultimately realize.
We are a non-diversified investment company within the meaning of the 1940 Act, and therefore we are not limited by the 1940 Act with respect to the proportion of our assets that may be invested in securities of a single issuer, and our portfolio may lack diversification among portfolio companies, which may subject us to a risk of significant loss if one or more of these companies default on their obligations under any of their debt instruments.
We are classified as a non-diversified investment company within the meaning of the 1940 Act, which means that we are not limited by the 1940 Act with respect to the proportion of our assets that we may invest in securities of a single issuer. Beyond the asset diversification requirements associated with our qualification as a RIC under the Code and any concentration limitations we have agreed to or may agree to be subject to as part of any future financing arrangement or other indebtedness, we do not have fixed guidelines for diversification, and our investments may be concentrated in relatively few industries or companies. Similarly, from time to time, we may concentrate investments in a particular industry, asset type, geography or other similar classification. Accordingly, our assets may be subject to greater risk of loss than if they were more widely diversified, since the failure of one or a limited number of investments or type of investments could have a material adverse effect on us.To the extent that we assume large positions in the securities of a small number of issuers, our net asset value may fluctuate to a greater extent than that of a diversified investment company as a result of changes in the financial condition or the market’s assessment of the issuer. We may also be more susceptible to any single economic or regulatory occurrence than a diversified investment company. As a result, the aggregate returns we realize may be significantly adversely affected if a small number of investments perform poorly or if we need to write down the value of any one investment. Additionally, our investments may be concentrated in relatively few industries. As a result, a downturn in any particular industry in which we are invested could also significantly impact the aggregate returns we realize.
We may hold the debt securities of leveraged companies that may, due to the significant volatility of such companies, enter into bankruptcy proceedings.
Leveraged companies may experience bankruptcy or similar financial distress, and leveraged companies, including middle-market and lower middle-market companies, in which we invest may have limited financial resources and may be unable to meet their obligations under their debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that we may have obtained in connection with our investment. In addition, our junior secured loans are generally subordinated to senior loans. As such, other creditors may rank senior to us in the event of an insolvency.

The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the issuer may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective. The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:
•increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•preserve or enhance the value of our investment.
We have discretion to make follow-on investments, subject to the availability of capital resources and the provisions of the 1940 Act. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation. Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase our level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements or the desire to maintain our RIC status. Our ability to make follow-on investments may also be limited by MC Advisors' allocation policy.
Because we do not expect to hold controlling equity interests in the majority of our portfolio companies, we may not be able to exercise control over our portfolio companies or to prevent decisions by management of our portfolio companies, which could decrease the value of our investments.
Although we may do so in the future, we generally do not expect to hold controlling equity positions in the majority of our portfolio companies. Our debt investments may provide limited control features such as restrictions, for example, on the ability of a portfolio company to assume additional debt, or to use the proceeds of our investment for other than certain specified purposes. “Control” under the 1940 Act is presumed at more than 25% ownership of voting equity, and may also be present at lower ownership levels where we provide managerial assistance. When we do not acquire a controlling equity position in a portfolio company, we may be subject to the risk that a portfolio company may make business decisions with which we disagree, and that the management and/or shareholders of a portfolio company may take risks or otherwise act in ways that are adverse to our interests. Due to the lack of liquidity of the debt and equity investments that we typically hold in our portfolio companies, we may not be able to dispose of our investments in the event we disagree with the actions of a portfolio company and may therefore suffer a decrease in the value of our investments.
Defaults by our portfolio companies will harm our operating results.
A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its assets. This could trigger cross-defaults under other agreements and jeopardize such portfolio company’s ability to meet its obligations under the debt or equity securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms, which may include the waiver of certain financial covenants, with a defaulting portfolio company.
In addition, many of our investments will likely have a principal amount outstanding at maturity, which could result in a substantial loss to us if the borrower is unable to refinance or repay.

Our portfolio companies may incur debt that ranks equally with, or senior to, our investments in such companies.
We generally seek to invest capital in senior, unitranche and junior secured loans. The portfolio companies in which we invest usually have, or may be permitted to incur, other debt that ranks equally with, or senior to, the debt securities in which we invest. By their terms, such debt instruments may provide that the holders are entitled to receive payment of interest or principal on or before the dates on which we are entitled to receive payments in respect of the debt securities in which we invest. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of debt instruments ranking senior to our investment in that portfolio company would typically be entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying senior creditors, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of debt ranking equally with debt securities in which we invest, we would have to share any distributions on an equal and ratable basis with other creditors holding such debt in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.
Additionally, certain loans that we make to portfolio companies may be secured on a second-priority basis by the same collateral securing senior secured debt of such companies. The first-priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first-priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second-priority liens after payment in full of all obligations secured by the first-priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second-priority liens, then, to the extent not repaid from the proceeds of the sale of the collateral, we will only have an unsecured claim against the portfolio company’s remaining assets, if any.
The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt, including in unitranche secured transactions. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first-priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first-priority liens:
•the ability to cause the commencement of enforcement proceedings against the collateral;
•the ability to control the conduct of such proceedings;
•the approval of amendments to collateral documents;
•releases of liens on the collateral; and
•waivers of past defaults under collateral documents.
We may not have the ability to control or direct such actions, even if our rights are adversely affected. In addition, a bankruptcy court may choose not to enforce an intercreditor agreement or other agreement with creditors.
We may also make subordinated investments that rank below other obligations of the obligor in right of payment. Subordinated investments are generally more volatile than secured loans and are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the obligor or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high LTV ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

We may be subject to risks associated with syndicated loans.
From time to time, our investments may consist of syndicated loans. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributes payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. In most cases, we do not expect to hold a sufficient amount of the indebtedness to be able to compel any actions by the agent. Accordingly, we may be precluded from directing such actions unless we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.
There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.
We may be subject to risks associated with our investments in special situation companies.
We may make investments in companies involved in (or the target of) acquisition attempts or tender offers, or companies involved in spin-offs and similar transactions. In any investment opportunity involving any such type of business enterprise, there exists the risk that the transaction in which such business enterprise is involved will either be unsuccessful, take considerable time or result in a distribution of cash or a new security, the value of which will be less than the purchase price to us of the security or other financial instrument in respect of which such distribution is received. Similarly, if an anticipated transaction does not in fact occur, we may be required to sell our investment at a loss. In connection with such transactions (or otherwise), we may purchase securities on a when-issued basis, which means that delivery and payment take place sometime after the date of the commitment to purchase and are often conditioned upon the occurrence of a subsequent event, such as approval and consummation of a merger, reorganization or debt restructuring. The purchase price and/or interest rate receivable with respect to a when-issued security are fixed when we enter into the commitment. Such securities are subject to changes in market value prior to their delivery.
The disposition of our investments may result in contingent liabilities.
A significant portion of our investments involve private securities. In connection with the disposition of an investment in private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through our return of distributions previously made to us.
We may be subject to additional risks if we engage in hedging transactions and/or invest in foreign securities.
The 1940 Act generally requires that 70% of our investments be in issuers each of whom, in addition to other requirements, is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other territory of the United States. Our investment strategy does not contemplate a significant number of investments in securities of non-U.S. companies. We expect that these investments would focus on the same investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings.

Significant changes in U.S. tariff and trade policies—including the sweeping “reciprocal” tariffs imposed beginning in 2025 on imports from most U.S. trading partners and the substantial escalation of tariffs on goods imported from China—may create specific and material risks for our foreign portfolio companies’ access to U.S. markets, increase their operating costs, compress their profit margins, and disrupt their supply chains. Technology companies are particularly exposed to the supply-chain disruption given their dependence on global semiconductor and component supply chains. Retaliatory tariff measurers imposed by the European Union, Canada, China, and other U.S. trading partners may similarly expose our U.S. portfolio companies that export goods or services to those markets to reduced revenues and increased competitive pressure.
To the extent that these investments are denominated in a foreign currency, we may engage in hedging transactions. Engaging in either hedging transactions or investing in foreign securities would entail additional risks to our shareholders. We may, for example, use instruments such as interest rate swaps, caps, collars and floors, forward contracts or currency options or borrow under a revolving credit facility in foreign currencies to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.
While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those securities would likely fluctuate as a result of factors not related to currency fluctuations.
We may not realize gains from our equity investments.
We may make investments that include warrants or other equity or equity-related securities. In addition, we may from time to time make non-control, equity co-investments in companies in conjunction with private equity sponsors. Our goal is ultimately to realize gains upon our disposition of such equity interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience. We also may be unable to realize any value if a portfolio company does not have a liquidity event, such as a sale of the business, recapitalization or public offering, which would allow us to sell the underlying equity interests. We often seek puts or similar rights to give us the right to sell our equity securities back to the portfolio company issuer. We may be unable to exercise these put rights for the consideration provided in our investment documents if the issuer is in financial distress.
We may be subject to risk associated with margin calls in connection with our hedging derivatives transactions.
We may be subject to margin calls in connection with our hedging derivative transactions that are subject to initial and/or variation margin requirements. The dynamic nature of the margin models utilized in such transactions and the fact that the margin models might be changed at any time could subject us to an unexpected increase in collateral obligations to counterparties during a volatile market environment, which could have a detrimental effect on us.

Commodity Futures Trading Commission rules may have a negative impact on us and MC Advisors.
The U.S. Commodity Futures Trading Commission (“CFTC”) and the SEC have issued rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap or other commodity interest transactions such as futures contracts or options on futures contracts will cause us to fall within the definition of “commodity pool” under the Commodity Exchange Act and related CFTC regulations. MC Advisors has claimed relief from CFTC registration and regulation as a commodity pool operator pursuant to CFTC Rule 4.5 with respect to our operations, with the result that we will be limited in our ability to use futures contracts or options on futures contracts or engage in swap transactions. Specifically, CFTC Rule 4.5 imposes strict limitations on using such derivatives other than for hedging purposes, whereby the use of derivatives not used solely for hedging purposes is generally limited to situations where (i) the aggregate initial margin and premiums required to establish such positions does not exceed five percent of the liquidation value of our portfolio, after taking into account unrealized profits and unrealized losses on any such contracts it has entered into; or (ii) the aggregate net notional value of such derivatives does not exceed 100% of the liquidation value of our portfolio. We anticipate entering into transactions involving such derivatives to a very limited extent solely for hedging purposes or otherwise within the limitations of CFTC Rule 4.5.
Our ability to enter into transactions involving derivatives and financial commitment transactions may be limited.
Under SEC Rule 18f-4, related to the use of derivatives, short sales, reverse repurchase agreements and certain other transactions by registered investment companies, we are permitted to enter into derivatives and other transactions that create future payment or delivery obligations, including short sales, notwithstanding the senior security provisions of the 1940 Act if we comply with certain value-at-risk leverage limits and derivatives risk management program and board oversight and reporting requirements or comply with a “limited derivatives users” exception. We intend to rely on the limited derivatives users exception. We may change this election and comply with the other provisions of Rule 18f-4 related to derivatives transactions at any time and without notice. To satisfy the limited derivatives users exception, we have adopted and implemented written policies and procedures reasonably designed to manage our derivatives risk and limit our derivatives exposure in accordance with Rule 18f-4. Rule 18f-4 also permits us to enter into reverse repurchase agreements or similar financing transactions notwithstanding the senior security provisions of the 1940 Act if we aggregate the amount of indebtedness associated with our reverse repurchase agreements or similar financing transactions with the aggregate amount of any other senior securities representing indebtedness when calculating our asset coverage ratios as discussed above. In addition, we are permitted to invest in a security on a when-issued or forward-settling basis, or with a non-standard settlement cycle, and the transaction will be deemed not to involve a senior security under the 1940 Act, provided that (i) we intend to physically settle the transaction and (ii) the transaction will settle within 35 days of its trade date (the “Delayed-Settlement Securities Provision”). We may otherwise engage in such transactions that do not meet the conditions of the Delayed-Settlement Securities Provision so long as we treat any such transaction as a “derivatives transaction” for purposes of compliance with the rule. Furthermore, we are permitted to enter into an unfunded commitment agreement, and such unfunded commitment agreement will not be subject to the asset coverage requirements under the 1940 Act, if we reasonably believe, at the time we enter into such agreement, that we will have sufficient cash and cash equivalents to meet our obligations with respect to all such agreements as they come due.
Future legislation or rules may modify how we treat derivatives and other financial arrangements for purposes of our compliance with the leverage limitations of the 1940 Act. Future legislation or rules may modify how leverage is calculated under the 1940 Act and, therefore, may increase or decrease the amount of leverage currently available to us under the 1940 Act, which may be materially adverse to us and our shareholders.
Our portfolio companies, including those in the software and technology industries, may have limited operating histories.
We may invest in portfolio companies in the software or technology industries or sectors that may have limited operating histories. These portfolio companies may be particularly vulnerable to U.S. and foreign economic downturns, may have more limited access to capital and higher funding costs, may have weaker financial positions and may need more capital to expand or compete. These portfolio companies may also experience substantial variations in operating results. They may face intense competition, including from larger, more established companies with greater financial, technical and marketing resources. Furthermore, some of these companies do business in regulated industries and could be affected by changes in government regulation applicable to their given industry. Accordingly, these factors could impair the portfolio companies’ cash flow or result in other events, such as bankruptcy, which could limit their ability to repay their obligations to us, and may adversely affect the return on, or the recovery of, our investment in these portfolio companies.

Our portfolio companies, including those in the software and technology industries, may not be able to commercialize their technology, products or business concepts.
We may invest in portfolio companies, particularly those in the software or technology sector, which companies may not be able to commercialize their technology, products or business concepts, which in turn presents significant risks to the value of our investment in such portfolio companies. In addition, while some of our portfolio companies may already have a commercially successful product or product line at the time we invest, technology-related products and services often have a more limited market or life span than products in other industries. Therefore, the ultimate success of these portfolio companies frequently depends on their ability to continually innovate or raise additional capital in increasingly competitive markets, and their inability to do so could affect our investment return. In addition, the intellectual property held by such portfolio companies may represent a substantial portion of the collateral, if any, securing our investments in such portfolio companies. There is no assurance that any of such portfolio companies will successfully acquire or develop any new technologies, or that the intellectual property the companies currently hold will remain viable. Even if these portfolio companies are able to develop commercially viable products, the market for new products and services is highly competitive and rapidly changing. Neither the portfolio companies nor the Fund has any control over the pace of technology development. Commercial success is difficult to predict, and the marketing efforts of our portfolio companies may not be successful.
Our portfolio companies in the software and technology industries may be highly dependent upon intellectual property.
Companies in the software or technology or related industries are often highly dependent upon intellectual property. Accordingly, an investment in our Common Shares involves a higher level of exposure to intellectual property related risks than an investment that is diversified across sectors that are less dependent upon intellectual property value. Adverse impacts on a portfolio company’s intellectual property portfolio or rights, may render a portfolio company less able to repay loans from us, or otherwise adversely impact our investments. Intellectual property rights and their value may be particularly difficult to assess or may be impacted by unexpected developments. Portfolio companies may incur substantial costs to protect intellectual property, including litigation to enforce intellectual property rights and defend against intellectual property violation claims from other companies. Litigation involves a high degree of uncertainty. If the portfolio companies are unable to protect the value of their intellectual property or are found to violate other companies’ intellectual property rights, or incur substantial legal costs, the portfolio companies’ ability to repay loans or the value of our investments may be adversely impacted.

The emergence of AI tools has created new and evolving categories of intellectual property risk for our portfolio companies. AI training processes may incorporate third-party copyrighted or proprietary materials without authorization, potentially exposing our portfolio companies to infringement claims. The ownership of AI-generated outputs and inventions remains unsettled under current intellectual property law in the United States and internationally, and our portfolio companies may be unable to secure enforceable intellectual property rights in AI-generated content, inventions, or processes. These developments could adversely affect the competitive position, operations, and collateral value of our portfolio company investments and may result in material litigation costs and adverse judgments.
Risks Relating to the Common Shares
The liquidity of an investment in our Common Shares is limited.
An investment our Common Shares is suitable only for certain sophisticated investors that have no need for immediate liquidity in respect of their investment and who can accept the risks associated with investing in illiquid investments.
Our Common Shares are illiquid investments for which there is not and will likely not be a secondary market. Liquidity for our Common Shares will be limited to participation in our discretionary share repurchase program, which we have no obligation to maintain. When we make quarterly repurchase offers through voluntary tender offers in accordance with the Exchange Act tender offer rules pursuant to the share repurchase program, we will offer to repurchase Common Shares at a price that will be disclosed in accordance with Exchange Act tender offer rules, which may be lower than the price that you paid for our Common Shares. As a result, to the extent you paid a price that includes the related sales load and to the extent you have the ability to sell your Common Shares pursuant to our share repurchase program, the price at which you may sell Common Shares may be lower than the amount you paid in connection with the purchase of Common Shares.

The majority of our assets will be private debt and as such, current liquidity with respect to such assets will be driven by interest and amortization payments on such private debt rather than the sale of such assets. In addition, such assets cannot generally be readily liquidated without impacting our ability to realize full value upon disposition. We may also be required to reserve sufficient amounts to ensure that we do not default on any commitment under a loan.
Therefore, we may not always have sufficient liquid resources to make repurchase offers. In order to provide liquidity for share repurchases, we intend to generally maintain under normal circumstances an allocation to syndicated loans, which will generally be liquid. We may fund repurchase requests from sources other than cash flow from operations, including the sale of assets, borrowings, return of capital or offering proceeds, and although we generally expect to fund distributions from cash flow from operations, we have not established any limits on the amounts we may pay from such sources. Should making repurchase offers, in the Board’s judgment, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on the Fund as a whole, or should we otherwise determine that investing our liquid assets in originated loans or other illiquid investments rather than repurchasing Common Shares is in the best interests of the Fund as a whole, then we may choose to offer to repurchase fewer shares than described above, or none at all. See “Share Repurchase Program.”

Although we intend to implement a share repurchase program, we have discretion to not repurchase shares, and our Board has the ability to amend or suspend the program.

Beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend, subject to market conditions and the discretion of the Board, to offer to repurchase, in each quarter, up to 5% of the outstanding Common Shares (by number of shares) as of the close of the previous calendar quarter. The Board may amend or suspend the share repurchase program at any time if in its reasonable judgment it deems such action to be in our best interest and the best interest of our shareholders. As a result, share repurchases may not be available each quarter, such as when a repurchase offer would place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us that would outweigh the benefit of the repurchase offer. We intend to conduct such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act. All Common Shares purchased by us pursuant to the terms of each tender offer will be re-acquired by us and thereafter will be authorized and unissued Common Shares.

Shareholders may not be able to sell their shares on a timely basis in the event our Board amends or suspends the share repurchase program, absent a liquidity event, and we currently do not intend to undertake a liquidity event, and we are not obligated by our Declaration of Trust or otherwise to effect a liquidity event at any time. We will notify shareholders of such developments in our quarterly reports or other filings.

To the extent that the number of Common Shares requested to be repurchased in one of our repurchase offers exceeds the size of such repurchase offer, repurchase proceeds paid by us to tendering shareholders will be allocated pro rata or otherwise in accordance with the requirements of the Exchange Act and the 1940 Act. In the future, a significant portion of our Common Shares may be issued to or through feeder funds (or similar intermediary vehicles) primarily created to hold our Common Shares.

In the event that any such intermediary vehicle utilizes subscription proceeds to offset repurchase amounts in its own liquidity program prior to submitting a repurchase request in the Fund’s share repurchase program, any reduction in subscription proceeds received by such vehicle, or the termination of any such vehicle’s offering, may result in an increase in the net amount of Common Shares requested by such vehicle to be repurchased by the Fund in our share repurchase program and, thus, may ultimately result in the Fund repurchasing fewer shares from other holders of our Common Shares in the applicable repurchase offer.

Our share repurchase program has many limitations and should not be considered a guaranteed method to sell shares promptly or at a desired price.
The timing of our repurchase offers pursuant to our discretionary share repurchase program may be at a time that is disadvantageous to our shareholders.

In the event a shareholder chooses to participate in our discretionary share repurchase program, the shareholder will be required to provide us with notice of intent to participate prior to knowing what the net asset value per share of the Common Shares will be on the effective repurchase date. Although a shareholder will have the ability to withdraw a repurchase request prior to the expiration date, to the extent a shareholder seeks to sell Common Shares to us as part of our periodic discretionary share repurchase program, the shareholder will be required to do so without knowledge of what the repurchase price of our shares will be on the effective repurchase date.
Our shareholders may experience dilution.

Our shareholders will not have preemptive rights to subscribe to or purchase any shares issued in the future. To the extent we issue additional equity interests, including pursuant to our continuous public offering of Common Shares or future public or private offerings, a shareholder’s percentage ownership interest will be diluted. In addition, depending upon the terms and pricing of any additional offerings and the value of our investments, a shareholder may also experience dilution in the net asset value and fair value of our shares.
Our common shareholders will experience dilution in their ownership percentage if they do not opt into our DRIP.
All distributions declared in cash payable to shareholders that are participants in our DRIP are automatically reinvested in our Common Shares. As a result, our common shareholders that do not participate in the DRIP will experience dilution in their ownership percentage of our Common Shares over time.
We may not be able to pay distributions, our distributions may not grow over time and/or a portion of our distributions may be a return of capital.
We intend to make distributions on a monthly basis to our shareholders out of assets legally available for distribution, including offering proceeds, borrowings, net investment income from operations, capital gains proceeds from the sale of assets, non-capital gains proceeds from the sale of assets, dividends or other distributions paid to us on account of equity investments in portfolio companies and fee and expense reimbursement or fee waivers from MC Advisors, if any. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions. Any distributions made from sources other than cash flow from operations or relying on fee waivers or expense reimbursement, if any, from MC Advisors are not based on our investment performance, and can be sustained only if we achieve positive investment performance in future periods and/or MC Advisors continues to waive such fees or make such expense reimbursements, if any. The extent to which we pay distributions from sources other than cash flow from operations will depend on various factors, including the performance of our investments, the level of participation in our DRIP and how quickly we invest the proceeds from any offering. Shareholders should also understand that any future repayments to MC Advisors, if applicable, will reduce the distributions that shareholders would otherwise receive. There can be no assurance that we will achieve such performance in order to sustain our distributions, or be able to pay distributions at all.
We may pay distributions to our shareholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to sustain a specified level of cash distributions or make periodic increases in cash distributions. Our ability to pay distributions might be adversely affected by, among other things, the impact of one or more of the risk factors described herein. In addition, the inability to satisfy the asset coverage test applicable to us as a BDC could limit our ability to pay distributions. All distributions will be paid at the discretion of our Board and will depend on our earnings, our financial condition, maintenance of our RIC status, compliance with applicable BDC regulations and such other factors as our Board may deem relevant from time to time. We cannot assure you that we will continue to pay distributions to our shareholders.

When we make distributions, we will be required to determine the extent to which such distributions are paid out of current or accumulated earnings and profits. Distributions in excess of current and accumulated earnings and profits will be treated as a non-taxable return of capital to the extent of an investor’s adjusted tax basis in our shares and, assuming that an investor holds our shares as a capital asset, thereafter as a capital gain. Any amount treated as a return of capital will reduce an investor’s adjusted tax basis in our shares, thereby increasing the amount of taxable income or gain or reducing the amount of loss on the subsequent sale or other disposition of our shares.

Our distributions to shareholders may be funded from expense reimbursements or waivers of investment advisory fees that are subject to repayment pursuant to our Expense Support Agreement.

Although payments under the Expense Support Agreement will not be directly used to fund distributions, substantial portions of our distributions may be funded indirectly through the reimbursement of certain expenses by MC Advisors and its affiliates, including through any potential waiver of certain investment advisory fees by MC Advisors. Investment advisory fees (including the base management fee and any incentive fee) that have been waived by MC Advisors or its affiliates since our commencement of operations and through December 31, 2026 will not be subject to recoupment pursuant to the Expense Support Agreement. Other expenses that were assumed by MC Advisors since the commencement of our operations continue to be subject to recoupment under the terms of the Expense Support Agreement. Any such distributions funded through expense reimbursements or waivers of advisory fees will not be based on our investment performance, and can only be sustained if we achieve positive investment performance in future periods and/or our investment adviser and its affiliates continue to make such reimbursements or waivers of such fees. As of December 31, 2025, there was approximately $[ ] of expenses supported by MC Advisors that were eligible for reimbursement pursuant to the Expense Support Agreement. Our future repayment of amounts reimbursed or waived by MC Advisors or its affiliates, pursuant to the Expense Support Agreement, will immediately reduce our NAV at the time we make such reimbursement payment and may reduce future distributions to which shareholders would otherwise be entitled. Further, there can be no assurance that we will achieve the performance necessary to be able to pay distributions at a specific rate or at all. MC Advisors and its affiliates have no obligation to waive advisory fees or otherwise reimburse expenses we may incur in future periods; however, if MC Advisors chooses to advance any future expenses, this may prevent or reduce a decline in NAV until we repay such expenses by mitigating the effects of such advanced expenses would have on us.
We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay tax in excess of the cash you receive.
We may distribute taxable dividends that are payable in part in our shares. Taxable shareholders receiving such dividends will be required to include the full amount of the dividend as ordinary income (or as long-term capital gain or qualified dividend income to the extent such distribution is properly reported as such) to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. The tax rate for ordinary income will vary depending on a shareholder’s particular characteristics.
As a result of receiving dividends in the form of our Common Shares, a U.S. shareholder may be required to pay tax with respect to such dividends in excess of any cash received. If a U.S. shareholder sells the shares it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our shares at the time of the sale. Furthermore, with respect to non-U.S. shareholders, we may be required to withhold U.S. federal tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in shares of our Common Shares. In addition, if a significant number of our shareholders determine to sell shares of our shares in order to pay taxes owed on dividends, it may put downward pressure on the trading price of shares of our Common Shares.
We may defer dividend payments to a subsequent taxable year.
As a BDC, we are not required to make any distributions to shareholders other than in connection with our election to be taxed as a RIC under subchapter M of the Code. In order to maintain tax treatment as a RIC, we must distribute to shareholders for each taxable year at least 90% of our investment company taxable income (i.e., net ordinary income plus realized net short-term capital gains in excess of realized net long-term capital losses). If we qualify for taxation as a RIC, we generally will not be subject to U.S. federal income tax on our investment company taxable income and net capital gains (i.e., realized net long-term capital gains in excess of realized net short-term capital losses) that we timely distribute to shareholders. We will be subject to a 4% U.S. federal excise tax on undistributed earnings of a RIC unless we distribute each calendar year at least the sum of (i) 98.0% of our ordinary income for the calendar year, (ii) 98.2% of our capital gains in excess of capital losses for the one-year period ending on October 31 of the calendar year, and (iii) any ordinary income and net capital gains recognized for preceding years, but were not distributed during such years and on which we paid no U.S. federal income tax.

Under the Code, we may satisfy certain of our RIC distributions with dividends paid after the end of the current year. In particular, if we pay a distribution in January of the following year that was declared in October, November, or December of the current year and is payable to shareholders of record in the current year, the dividend will be treated for all U.S. federal tax purposes as if it were paid on December 31 of the current year. In addition, under the Code, we may pay dividends, referred to as “spillover dividends,” that are paid during the following taxable year that will allow us to maintain its qualification for taxation as a RIC and eliminate our liability for U.S. federal income tax. Under these spillover dividend procedures, we may defer distribution of income earned during the current year until December of the following year. For example, in certain circumstances we may be able to defer distributions of income earned during 2025 until as late as December 31, 2026. If we choose to pay a spillover dividend, we will incur the 4% U.S. federal excise tax on some or all of the distribution.
We may take certain actions with respect to the timing and amounts of distributions in order to preserve cash and maintain flexibility. For example, we may defer our dividends to the following taxable year. If we defer our dividends, we may choose to utilize the spillover dividend rules discussed above and incur the 4% U.S. federal excise tax on such amounts. To further preserve cash, we may combine these deferrals of dividends with one or more distributions that are payable partially in Common Shares as discussed above under — “We may choose to pay a portion of our dividends in our own shares, in which case you may be required to pay tax in excess of the cash you receive.”
Investing in our Common Shares may involve an above-average degree of risk.
The investments we make in accordance with our investment objective may result in a higher amount of risk than alternative investment options and a higher risk of volatility or loss of principal. Our investments in portfolio companies may be highly speculative and aggressive and, therefore, an investment in our Common Shares may not be suitable for someone with lower risk tolerance.
Our future credit ratings may not reflect all risks of an investment in our debt securities.
Our credit ratings are an assessment by third parties of our ability to pay our obligations. Consequently, real or anticipated changes in our credit ratings will generally affect the market value of our debt securities. Our future credit ratings, however, may not reflect the potential impact of risks related to market conditions generally or other factors discussed above on the market value of or trading market for the publicly issued debt securities.
Provisions of our Declaration of Trust could deter takeover attempts and have an adverse effect on the value of the Common Shares.
Our Declaration of Trust contains provisions that could make it more difficult for a potential acquirer to acquire us by means of a tender offer, proxy contest or otherwise. For example, the Board is divided into three classes, each serving staggered, three-year terms. In addition, our Board may, without shareholder action, authorize the issuance of shares in one or more classes or series, including preferred shares. These provisions may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Common Shares and could entrench management.
We may be required to disclose confidential information about our shareholders to certain governmental authorities or service providers.
We, MC Advisors or our or their respective affiliates, Service Providers, or agents may from time to time be required or may, in our or their discretion, determine that it is advisable to disclose certain information about us and our investors, including investments held directly or indirectly by us and the names and level of beneficial ownership of certain of our investors, to (i) regulatory or taxing authorities of certain jurisdictions, which have or assert jurisdiction over the disclosing party or in which we directly or indirectly invest, or (ii) any lenders, counterparty of, or service provider to, MC Advisors or us (and our subsidiaries). Disclosure of confidential information under such circumstances will not be regarded as a breach of any duty of confidentiality and, in certain circumstances, we, MC Advisors or any of our or their affiliates, Service Providers or agents, may be prohibited from disclosing to any of our shareholders that any such disclosure has been made.
If we are unable to raise substantial funds, then we will be more limited in the number and type of investments we may make, our expenses may be higher relative to our total assets, and the value of your investment in us may be reduced in the event our assets under-perform.

Amounts that we raise may not be sufficient for us to purchase a broad portfolio of investments. To the extent that less than the maximum number of Common Shares is subscribed for, the opportunity for us to purchase a broad portfolio of investments may be decreased and the returns achieved on those investments may be reduced as a result of allocating all of our expenses among a smaller capital base. If we are unable to raise substantial funds, we may not achieve certain economies of scale and our expenses may represent a larger proportion of our total assets.
We may have difficulty sourcing investment opportunities.
We cannot assure investors that we will be able to locate a sufficient number of suitable investment opportunities to allow us to deploy the net proceeds received from sales of the Common Shares. In addition, privately negotiated investments in loans and illiquid securities of private middle-market companies require substantial due diligence and structuring, and we cannot assure investors that we will achieve our anticipated investment pace. As a result, investors will be unable to evaluate any future portfolio company investments prior to purchasing our Common Shares. Additionally, MC Advisors will select our investments subsequent to offerings, and our common shareholders will have no input with respect to such investment decisions. These factors increase the uncertainty, and thus the risk, of investing in our Common Shares. To the extent we are unable to deploy all investments, our investment income and, in turn, our results of operations, will likely be materially adversely affected.
Shareholders may be subject to filing requirements under the Exchange Act as a result of an investment in us.
Because the Common Shares are registered under the Exchange Act, ownership information for any person who beneficially owns 5% or more of our Common Shares must be disclosed under Section 13 of the Exchange Act. Beneficial ownership for these purposes is determined in accordance with the rules of the SEC, and includes having voting or investment power over the securities. In some circumstances, investors who reinvest their dividends in additional Common Shares may see their percentage stake in us increased to more than 5%, thus triggering this filing requirement. Although we provide in our quarterly financial statements the amount of outstanding shares and the amount of the investor’s shares, the responsibility for determining the filing obligation and preparing the filing remains with the investor. In addition, owners of more than 10% of our outstanding Common Shares are subject to reporting obligations under Section 16(a) of the Exchange Act and may be subject to Section 16(b) of the Exchange Act, which recaptures for the benefit of the Fund profits from the purchase and sale of registered stock (and securities convertible or exchangeable into such registered stock) within a six-month period.
We have broad discretion over the use of proceeds from offerings of the Common Shares and will use proceeds in part to satisfy operating expenses.

We have significant flexibility in applying the proceeds received from sales of our Common Shares and may use the net proceeds from such offerings in ways with which you may not agree, or for purposes other than those contemplated at this time. We will also pay operating expenses, and may pay other expenses such as due diligence expenses of potential new investments, from net proceeds. Our ability to achieve our investment objective may be limited to the extent that net proceeds of such offerings, pending full investment, are used to pay operating expenses.

The NAV of our Common Shares, and liquidity, if any, of the market for our Common Shares may fluctuate significantly.

The capital and credit markets have in the past experienced periods of extreme volatility and disruption. The NAV for our Common Shares may be significantly affected by numerous factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include:

•price and volume fluctuations in the capital and credit markets from time to time;
•changes in law, regulatory policies or tax guidelines, or interpretations thereof, particularly with respect to RICs or BDCs;
•changes in accounting guidelines governing valuation of our investments;
•loss of our RIC or BDC status;
•loss of a major funding source;
•our ability to manage our capital resources effectively;
•changes in our earnings or variations in our operating results;
•changes in the value of our portfolio of investments;

•any shortfall in investment income or net investment income or any increase in losses from levels expected by investors or securities analysts;
•departure of Monroe Capital’s key personnel;
•uncertainty surrounding the strength of the U.S. economy;
•global unrest; and
•general economic trends and other external factors.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
We rely on the cybersecurity strategy and policies implemented by Monroe Capital, the parent of both MC Advisors and MC Management that also apply to the Fund. Monroe Capital’s cybersecurity strategy prioritizes prevention, detection and analysis of and response to known, anticipated or unexpected threats, effective management of security risks and resilience against cyber incidents. Monroe Capital’s enterprise-wide cybersecurity program is aligned to the National Institute of Standards and Technology Cybersecurity Framework. Monroe Capital’s cybersecurity risk management processes include technical security controls, policy enforcement mechanisms, monitoring systems, tools and related services, which include tools and services from third-party providers, and management oversight to assess, identify and manage risks from cybersecurity threats. Monroe Capital has implemented and continues to implement risk-based controls designed to prevent, detect and respond to information security threats and we rely on those controls to help us protect our information, our information systems, and the information of our investors and other third parties who entrust us with their sensitive information.
Monroe Capital’s cybersecurity program includes physical, administrative, and technical safeguards, as well as plans and procedures designed to help Monroe Capital prevent and timely and effectively respond to cybersecurity threats and incidents, including threats or incidents that may impact us, MC Advisors or MC Management. Monroe Capital’s cybersecurity risk management process seeks to monitor cybersecurity vulnerabilities and potential attack vectors, evaluate the potential operational and financial effects of any threat and mitigate such threats. The assessment of cybersecurity risks, including those which may impact us, our investment adviser, or our administrator, is disclosed into Monroe Capital’s enterprise risk management program, which is overseen by the Monroe Capital Operations and Risk Committee (“ORC”), as discussed below. In addition, Monroe Capital periodically engages with third-party consultants and key vendors to assist it in assessing, enhancing, implementing and monitoring its cybersecurity risk management programs and responding to incidents.
The Monroe Capital cybersecurity risk management and awareness programs include periodic identification and testing of vulnerabilities, regular phishing simulations and annual general cybersecurity awareness and data protection training including for employees of MC Advisors and MC Management. Monroe Capital also has annual certification requirements for employees, including employees who provide services to us pursuant to our Advisory Agreement and our Administration Agreement with respect to certain policies supporting the cybersecurity program. Monroe Capital undertakes periodic internal security reviews of our information systems and related controls, including systems affecting personal data and the cybersecurity risks of Monroe Capital’s and its critical third-party vendors through a diligence process that includes, as applicable, the review of security controls, independent audits, and contractual compliance. Monroe Capital also completes periodic external reviews of its cybersecurity program and practices, which include assessments of relevant data protection practices and targeted attack simulations.
In the event of a cybersecurity incident impacting us, MC Advisors or MC Management, Monroe Capital has developed an incident response plan that provides guidelines for responding to such an incident and facilitates coordination across multiple operational functions of Monroe Capital, including coordinating with the relevant employees of MC Advisors and MC Management. The incident response plan includes notification to the applicable members of cybersecurity leadership, including Monroe Capital’s Head of Information Technology, and the Computer Security Incident Response Team (“CSIRT”), as appropriate, escalation to the full ORC and/or an internal ad hoc group of senior employees, tasked with helping to manage the cybersecurity incident. Depending on their nature, incidents may also be reported to the audit committee or full board of directors of Monroe Capital, as well as to the Audit Committee (the “Audit Committee”) of our Board and to our full Board, if appropriate.

Risk Management and Strategy
In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats. For additional discussion of the risks posed by cybersecurity threats, see “Item 1A. Risk Factors—Risks Relating to Our Business and Structure—The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have a implemented an incident and event response program. That program is a component of our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. The program is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as a violation or imminent threat of violation of information security policies, acceptable use policies, or standard computer security practices) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.
The CSIRT maintains overall responsibility for addressing and resolving incidents that occur at Monroe Capital. The CSIRT: (i) coordinates efforts in response to incidents; (ii) manages the assessment, recovery, and remediation efforts related to incidents; (iii) manages communication, both internal and external, regarding incidents; and (iv) manages notification of regulatory bodies as required by law in response to incidents.
We contract with a third-party vendor (oversight for which is outlined in our Vendor Risk Management Policy) who monitors our information systems for suspicious activity, such as unauthorized intrusions. Suspected or confirmed threats, incidents, or events, however, also may be reported by employees, intrusion detection systems, third-party servicers or government entities. Once reported, cybersecurity incidents are to be brought to the attention of the Head of Information Technology, the ORC and the CSIRT, which provides status updates to the Information Security Committee (“ISC”), with the frequency of such updates depending upon the perceived threat level of the reported incident.
After receiving notice of a cybersecurity threat, such threats are investigated to determine whether an actual incident has occurred and, if so, whether a more thorough assessment by the entire ISC is appropriate. During these assessments, steps may be taken to isolate affected systems. Outside advisors may be employed regarding the cybersecurity threat, including to conduct legal and forensic investigations and work with other third parties who might be engaged to assist in any response and associated publicity.

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. The Head of Information Technology will note the classification of the information potentially impacted, paying close attention to information classified as personally identifiable information and sensitive. The Head of Information Technology and appropriate personnel will determine whether the incident is likely to affect ongoing business operations. If such is the case (e.g., contamination is widespread across production systems), the Monroe Capital’s Incident Response Plan and Business Continuity Plan shall be invoked as necessary. In determining the level of response and assessing the materiality of an incident,, we have identified three criticality levels of incidents and events based upon both quantitative and qualitative factors, including:
•Risk to confidential data
•Risk to business continuity
•Risk to critical systems
•Revenue impact
•Client impact
Incident and risk event levels each vary from level 3 (or low) risk to level 1 (high) risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., SEC), authorities (e.g., F.B.I., Department of Justice), clients, third parties or internal personnel.
The CSIRT is responsible for incident reporting and response. The action steps taken, beyond notification, are typically accomplished with the assistance of the IT department. The Head of Information Technology or CSIRT team member will work with the appropriate personnel to respond to the incident (following written guidelines) and to ensure concurrent documentation of the same. Should a breach occur at a third party that has a material impact on Monroe Capital, the CSIRT must be notified.
Following a cybersecurity incident, and during its investigation and the formulation of a response, our processes also envision measures designed to contain and/or eradicate the incident and prevent further effects. Once it is determined that the incident has been resolved, we then work to establish appropriate controls (if applicable) to address similar future events and/or prevent another similar event from occurring in the future. To date, we have not experienced any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations or financial condition.
Governance
Our cybersecurity program is managed by Monroe Capital’s dedicated internal cybersecurity team, which is responsible for enterprise-wide cybersecurity strategy, policies, standards, engineering, architecture and processes. The team is led by Monroe Capital’s Head of Information Technology, who has a bachelor’s degree in systems engineering and over 13 years of experience advising on and managing risks from cybersecurity threats as well as developing and implementing cybersecurity policies and procedures. The CSIRT includes members of Monroe Capital’s senior executive management, including its Chief Operating Officer, Chief Compliance Officer and the Head of Information Technology, who acts as chairperson of the ISC. The ISC is comprised of Monroe Capital’s Head of Information Technology, Chief Operating Officer and Chief Compliance Officer. The purpose of the ISC is to protect Monroe Capital’s technology, data and information, and the ISC is tasked with responding to technology and data security incidents. The ORC is a cross-functional committee that governs and oversees the Monroe Capital enterprise risk management program, including cybersecurity. The ORC includes members of Monroe Capital’s senior executive management, including its President, Chief Compliance Officer, Chief Operating Officer, who acts as chairperson of the ORC, Chief Credit Officer, Chief Financial Officer - Investment Funds and Chief Financial Officer - Management Company. The ORC, through regular consultation with the Monroe Capital internal cybersecurity team and employees of MC Advisors and MC Management, assesses, discusses and prioritizes Monroe Capital’s approach to high-level risks, mitigative controls and ongoing cybersecurity efforts.

As part of its oversight responsibilities over risks and controls, the Board is ultimately responsible for overseeing our cyber and information security risks. The Audit Committee has primary responsibility for oversight and review of guidelines and policies with respect to risk assessment and risk management, including cybersecurity. Members of the ORC and other Monroe Capital personnel periodically report to our Audit Committee as well as our full Board, as appropriate, on cybersecurity matters. Such reporting includes updates on Monroe Capital’s cybersecurity program as it impacts us, the external threat environment, and Monroe Capital’s programs to address and mitigate the risks associated with the evolving cybersecurity threat environment. These reports also include updates on Monroe Capital’s preparedness, prevention, detection, responsiveness and recovery with respect to cybersecurity incidents.
Material Impact of Cybersecurity Risks
As of the date of this annual report on Form 10-K, we are not aware of any material risks from cybersecurity threats that have materially affected, or are reasonably likely to materially affect, the Fund, including our business strategy, results of operations, or financial condition. However, future incidents could have a material impact on our business. Additional information about the cybersecurity risks that we face is discussed in Item 1A of Part I, “Risk Factors” in this annual report on Form 10-K under the heading “The failure in cybersecurity systems, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could impair our ability to conduct business effectively.”
ITEM 2. PROPERTIES
We do not own any real estate or other physical properties materially important to our operation. The principal executive offices of Monroe Capital are located at 155 North Wacker Drive, 35th Floor, Chicago, Illinois 60606. Monroe Capital and its affiliates currently have additional offices, and/or company representatives in New York, New York; Los Angeles, California; San Francisco, California; Austin, Texas; Boston, Massachusetts; Miami, Florida; Naples, Florida; Farmington, Connecticut; Abu Dhabi, United Arab Emirates; Seoul, South Korea; and Sydney, Australia. MC Management furnishes us office space, and we reimburse it for such costs on an allocated basis.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of December 31, 2025, we were not subject to any material pending legal proceedings.
We and our investment adviser are also subject to extensive regulation, which may, from time to time, result in requests for information from us or our investment adviser or regulatory proceedings or investigations against us or our investment adviser. We may incur significant costs and expenses in connection with any such information requests, proceedings or investigations.
While the outcome of any such future legal or regulatory proceedings cannot be predicted with certainty, there can be no assurance whether any pending or future legal proceedings will have a material adverse effect on our or our investment adviser’s financial condition or results of operations in any future reporting period.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Share Issuances
We currently offer three classes of our Common Shares: Class I Common Shares, Class S Common Shares and Class D Common Shares. The share classes have different ongoing shareholder servicing and/or distribution fees. Other than the differences in ongoing shareholder servicing and/or distribution fees, each class of Common Shares has the same economics and voting rights. Shares of our Common Shares are not listed for trading on a stock exchange or other securities market and there is no established public trading market for our Common Shares.
As of March 9, 2026, there were twelve holders of record of our Class I Common Shares. No Class S or Class D Common Shares were outstanding as of March 9, 2026.
We determine our NAV for each class of shares as of the last day of each calendar month. Share issuances related to monthly subscriptions are effective the first business day of each month. The NAV per share for each class of Common Shares is determined by dividing the value of total assets attributable to the class minus liabilities attributable to the share class by the total number of each share class of Common Shares outstanding at the date as of which the determination is made. The following table summarizes the NAV per share for Class I Common Shares as of November 6, 2025 (date of Seed Contribution) and as of each month end thereafter for the year ended December 31, 2025 following the commencement of our investment activities and operations (no Class S Common Shares or Class D Common Shares were outstanding for the period March 3, 2025 (date of inception) to December 31, 2025):

NAV Per Share
	Class I	Class S	Class D
November 6, 2025	$25.33	—	—
November 30, 2025	$25.41	—	—
December 31, 2025	$25.66	—	—
Distributions
We declared our first dividend in December 2025, and we expect to continue to pay regular monthly distributions. Any distributions we make will be at the discretion of the Fund’s Board of Trustees (the “Board” or the “Board of Trustees”), considering factors such as our earnings, cash flow, capital needs and general financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and the requirements of Delaware law. As a result, our distribution rates and payment frequency may vary from time to time.
Our Board’s discretion as to the payment of distributions will be directed, in substantial part, by its determination to cause us to comply with the RIC requirements. To maintain our treatment as a RIC, we generally are required to make aggregate annual distributions to our shareholders of at least 90% of investment company taxable income (as defined by the Code), which generally includes net ordinary income and net short term capital gains) to our shareholders. In addition, we generally will be required to pay an excise tax equal to 4% on certain undistributed taxable income unless we distribute in a timely manner an amount at least equal to the sum of (i) 98% of our ordinary income recognized during a calendar year and (ii) 98.2% of our capital gain net income, as defined by the Code, recognized during the one-year period ending October 31 in that calendar year and (iii) any income recognized, but not distributed, in preceding years. The taxable income on which we pay excise tax is generally distributed to our shareholders in the next tax year. Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income for distribution in the following year, and pay any applicable excise tax. For the period March 3, 2025 (date of inception) to December 31, 2025, we recorded no net expense for U.S. federal excise tax. We cannot assure you that we will achieve results that will permit the payment of any cash distributions.

The per share amount of distributions on Class I Common Shares, Class S Common Shares and Class D Common Shares will generally differ because of different class-specific shareholder servicing and/or distribution fees that are deducted from the gross distributions for each share class. Specifically, distributions on Class S Common Shares will be lower than Class D Common Shares and Class I Common Shares, and distributions on Class D Common Shares will be lower than Class I Common Shares because we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to the Class S Common Shares (compared to Class D Common Shares and Class I Common Shares), and we are required to pay higher ongoing shareholder servicing and/or distribution fees with respect to Class D Common Shares (compared to Class I Common Shares, which have no shareholder servicing and/or distribution fee).
The following table presents our regular distributions that were declared and payable during the period March 3, 2025 (date of inception) to December 31, 2025 (dollars in thousands except per share amounts) by share class:

Class I Shares
Declaration Date	Record Date	Payment Date	Net Distribution Per Share	Distribution Amount
December 18, 2025	December 28, 2025	December 30, 2025	$0.28	$1,106
Shareholder Servicing and Distribution Plan
Pursuant to Rule 12b-1 under the 1940 Act, we adopted a shareholder servicing and distribution plan pursuant to which Class S Common Shares and Class D Common Shares are subject to shareholder servicing and/or distribution fees. The following table shows the shareholder servicing and/or distribution fees we and, ultimately, certain classes of our common shareholders, will pay InspereX LLC (the “Managing Dealer”) with respect to the Class S Common Shares and Class D Common Shares on an annualized basis as a percentage of our NAV for such class, once shares of such classes are issued and outstanding. No shareholder servicing and/or distribution fees are paid with respect to the Class I Common Shares.

Shareholder Servicing and/or Distribution Fee as a % of NAV
Class S	0.85%
Class D	0.25%
The shareholder servicing and/or distribution fees are paid monthly in arrears, calculated using the NAV of the applicable class as of the beginning of the first calendar day of the month, subject to FINRA and other limitations on underwriting compensation. The distribution and servicing expenses borne by the participating brokers may be different from and substantially less than the amount of shareholder servicing and/or distribution fees charged.
The Managing Dealer will reallow (pay) all or a portion of the shareholder servicing and/or distribution fees to participating brokers and servicing brokers for ongoing shareholder services performed by such brokers, and will waive shareholder servicing and/or distribution fees to the extent a broker is not eligible to receive it for failure to provide such services. All or a portion of the shareholder servicing and/or distribution fee may be used to pay for sub-transfer agency, sub-accounting and certain other administrative services. The Fund also may pay for these sub-transfer agency, sub-accounting and certain other administrative services outside of the shareholder servicing and/or distribution fees and its Rule 12b-1 Distribution and Servicing Plan. Because the shareholder servicing and/or distribution fees with respect to Class S Common Shares and Class D Common Shares are calculated based on the aggregate NAV for all of the outstanding shares of each such class, it reduces the NAV with respect to all shares of each such class, including shares issued under our DRIP.

Eligibility to receive the shareholder servicing and/or distribution fee is conditioned on a broker providing the following ongoing services with respect to the Class S Common Shares or Class D Common Shares: assistance with recordkeeping, answering investor inquiries regarding the Fund, including regarding distribution payments and reinvestments, helping investors understand their investments upon their request, and assistance with share repurchase requests. If the applicable broker is not eligible to receive the shareholder servicing and/or distribution fee due to failure to provide these services, the Managing Dealer will waive the shareholder servicing fee and/or distribution fee that broker would have otherwise been eligible to receive. The shareholder servicing and/ or distribution fees are ongoing fees that are not paid at the time of purchase. Because the shareholder servicing and/or distribution fees are paid out of our other assets on an ongoing basis, over time these fees will increase the cost of a shareholder’s investment and may cost the shareholder more than paying other types of sales charges.
As no Class S Common Shares or Class D Common Shares have been issued, there were no shareholder servicing and/or distribution fees that were attributable to Class S Common Shares or Class D Common Shares for the period March 3, 2025 (date of inception) December 31, 2025.
The Adviser, or its affiliates, may pay additional compensation out of its own resources (i.e., not Fund assets) to the Managing Dealer, certain selling agents or financial intermediaries in connection with providing services intended to result in the sale of shares and/or shareholder support service, and such payment amounts may be significant. The additional compensation may differ among the recipients, including brokers or dealers, in amount or in the amount of calculation. Payments of additional compensation may be fixed dollar amounts or, based on the aggregate value of outstanding Common Shares held by our common shareholders introduced by the Managing Dealer, selling agent or financial intermediary, or determined in some other manner. The receipt of the additional compensation by the Managing Dealer, selling agent or financial intermediary may create potential conflicts of interest between an investor and its broker or dealer or other financial intermediary who is recommending the Fund over other potential investments.
Distribution Reinvestment Plan
We have adopted a DRIP with respect to the Common Shares, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of holders of the Common Shares who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution on the Common Shares, then our shareholders who participate in the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. Distributions on fractional shares will be credited to each participating shareholder’s account to three decimal places.
No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders located in certain states or who are clients of selected participating brokers, as described below. Shareholders who are eligible for default enrollment can elect to “opt out” of the Fund’s DRIP in their subscription agreements. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our DRIP, will automatically receive their distributions in cash unless they elect to participate in our DRIP and have their cash distributions reinvested in additional Common Shares.
The purchase price for shares issued under our DRIP will be equal to the most recent NAV per share for such shares at the time the distribution is payable
Share Repurchase Program
At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all.

Upon a determination by the Board to (i) suspend our share repurchase program or (ii) materially modify our share repurchase program in a manner that reduces liquidity available to our shareholders, our share repurchase program requires the Board to consider, at least quarterly, whether continuing to restrict repurchases or resuming repurchases at the original repurchase limits under our share repurchase program would be in the best interest of the Fund and our shareholders. However, our Board is not required to authorize the recommencement of our share repurchase program within any specified period of time. Our Board may also determine to terminate our share repurchase program if required by applicable law or in connection with a transaction in which our shareholders receive liquidity for their Common Shares, such as a sale or merger of the Fund or listing of our Common Shares on a national securities exchange.
We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will thereafter be authorized and unissued shares.
Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year. We refer to this as the Early Repurchase Deduction. The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through our DRIP and may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or (v) due to trade or operational error. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.
Unregistered Sales of Equity Securities and Use of Proceeds
Except as previously disclosed, we did not sell any securities during the period covered by this Annual Report on Form 10-K that were not registered under the Securities Act.
ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with our audited consolidated financial statements and related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K. In addition to historical information, the following discussion and other parts of this Annual Report on Form 10-K contain forward-looking information that involves risks and uncertainties.

Please see "Risk Factors" and "Forward-Looking Statements" in this Annual Report on Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements.
Overview
Monroe Capital Enhanced Corporate Lending Fund is a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on March 3, 2025, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We commenced investment operations following the closing on the Seed Contribution and, prior to the BDC Election Date on November 20, 2025, conducted our investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. Proceeds from the Seed Contribution were invested in accordance with the Fund’s investment objective. Prior to the BDC Election Date, MC Management served as our investment adviser, pursuant to the MC Management Advisory Agreement, and as our Administrator, pursuant to the Administration Agreement. Following the BDC Election Date, MC Advisors serves as our investment adviser pursuant to the Advisory Agreement, which we entered with MC Advisors on the BDC Election Date (at which time the MC Management Advisory Agreement was terminated). MC Management continues to serve as the Administrator following the BDC Election Date pursuant to the terms of the Administration Agreement. The term “Adviser” refers (i) to MC Management in its capacity as our investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as our investment adviser following our entry into the Advisory Agreement on the BDC Election Date. Both MC Management and MC Advisors are registered as investment advisers with the SEC under the Advisers Act . We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.
As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Our investment strategy involves investing primarily in directly originated assets, including senior secured loans, and club transactions (generally investments made by a small group of investment firms) and syndicated loans, made to or issued by a diversified set of U.S. lower middle market companies, which we generally define as companies with between $50 million and $350 million in annual revenue, $3 million and $35 million of annual EBITDA, and/or $50 million and $250 million in ARR. Our investment portfolio is expected to be comprised primarily of a balanced portfolio of diversified senior secured loans to lower middle market companies with predictable and stable cash flows (“cash-flow loans”) and senior secured loans to software or technology-enabled lower middle market companies that operate with between $50 million and $250 million in ARR (such loans referred to as “ARR Loans”).
We expect to invest primarily in: (i) senior secured loans, notes, and bonds; (ii) unitranche secured loans and securities (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan); (iii) syndicated loans; and (iv) equity in relation to financing independent sponsor transactions where we typically provide a combination of both senior debt and equity. The Fund may invest without limit in directly originated loans. To a lesser extent, we may make investments in subordinated secured and unsecured loans, subordinated debt, which in some cases includes equity and/or preferred components and other types of credit instruments, made to or issued by U.S. lower middle market companies, or in more liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes. We may also invest in foreign instruments and illiquid and restricted securities. While most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we also expect to invest from time to time in non-U.S. companies. As of December 31, 2025, our portfolio included approximately 94.3% senior secured loans and 5.7% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.

We use Monroe Capital’s extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in senior secured, unitranche secured and junior secured debt of middle-market companies. Our investment size will vary proportionately with the size of our capital base. We believe that our focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.
Key Components of our Results of Operations
Investment income
We generate interest income on the debt investments in portfolio company investments that we originate or acquire. Our debt investments, whether in the form of senior secured, unitranche secured or junior secured debt, typically have an initial term of three to seven years and bear interest at a fixed or floating rate. In some instances, we receive payments on our debt investments based on scheduled amortization of the outstanding balances. In addition, we receive repayments of some of our debt investments prior to their scheduled maturity date. In some cases, our investments provide for deferred interest of payment-in-kind ("PIK") interest. In addition, we may generate revenue in the form of commitment, origination, amendment, structuring or due diligence fees, fees for providing managerial assistance and consulting fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts as interest income. We record prepayment premiums and prepayment gains (losses) on loans as interest income. As the frequency or volume of the repayments that trigger these prepayment premiums and prepayment gains (losses) may fluctuate significantly from period to period, the associated interest income recorded may also fluctuate significantly from period to period. Interest and fee income is recorded on the accrual basis to the extent we expect to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. The frequency and volume of the distributions on common equity investments and LLC and LP investments may fluctuate significantly from period to period.
Expenses
Except as specifically provided below, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits of such personnel allocable to such services, will be provided and paid for by the Adviser. We will bear all other costs and expenses of our operations, administration and transactions, including, but not limited to:
1)     investment advisory fees, including management fees and incentive fees, to the Adviser, pursuant to our investment advisory agreement;

2)     the Fund’s allocable portion of compensation and other expenses incurred by the Administrator in performing its administrative obligations under the Administration Agreement, including but not limited to: (i) the Fund’s chief compliance officer, chief financial officer and their respective staffs; (ii) investor relations, legal, operations and other non-investment professionals at the Administrator that perform duties for the Fund; and (iii) any internal audit group personnel of MC Management or any of its affiliates; provided, that such expenses shall exclude, for the avoidance of doubt, (1) rent or depreciation, utilities, capital equipment and other administrative items of the Administrator, and (2) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any “Controlling Person” (as defined in the North American Securities Administrators Association’s (“NASAA”) Omnibus Guidelines Statement of Policy, as amended from time to time (the “Omnibus Guidelines”)) of the Administrator. The Administrator may defer or waive rights to be reimbursed for the costs and expenses noted above including the Fund’s allocable portion of compensation of the Administrator’s personnel; and

3)     all other expenses of the Fund’s operations, administration and transactions including, without limitation, those relating to:

(i)     organization expenses of the Fund and offering expenses associated with any public or private offering of the Common Shares (including legal, accounting, printing, mailing, subscription processing and filing fees and expenses and other offering expenses, including costs associated with technology integration between the Fund’s systems and those of participating intermediaries, reasonable bona fide due diligence expenses of participating intermediaries supported by detailed and itemized invoices, costs in connection with preparing sales materials and other marketing expenses, design and website expenses, fees and expenses of the Fund’s transfer agent, fees to attend retail seminars sponsored by participating intermediaries and costs, expenses and reimbursements for travel, meals, accommodations, entertainment and other similar expenses related to meetings or events with prospective investors, intermediaries, registered investment advisers or financial or other advisers, but excluding the shareholder servicing fee);

(ii)    all taxes, fees, costs, and expenses, retainers and/or other payments of accountants, legal counsel, advisers (including tax advisers), administrators, auditors, investment bankers, administrative agents, paying agents, depositaries, custodians, trustees, sub-custodians, consultants (including individuals consulted through expert network consulting firms), engineers, senior advisers, industry experts, operating partners, deal sourcers (including personnel dedicated to but not employed by MC Advisors, MC Management or their affiliates), and other professionals (including, for the avoidance of doubt, the costs and charges allocable with respect to the provision of internal legal, tax, accounting, technology or other services and professionals related thereto (including secondees and temporary personnel or consultants that may be engaged on short- or long-term arrangements) as deemed appropriate by the Administrator, with the oversight of the Board, where such internal personnel perform services that would be paid by the Fund if outside service providers provided the same services); fees, costs, and expenses herein include (x) costs, expenses and fees for hours spent by its in-house attorneys and tax advisers that provide transactional legal advice and/or services to the Fund or its portfolio companies on matters related to potential or actual investments and transactions and the ongoing operations of the Fund and (y) expenses and fees to provide administrative and accounting services to the Fund or its portfolio companies, and expenses, charges and/or related costs incurred directly by the Fund or affiliates in connection such services, in each case, (I) that are specifically charged or specifically allocated or attributed by the Administrator, with the oversight of the Board, to the Fund or its portfolio companies and (II) provided that any such amounts shall not be greater than what would be paid to an unaffiliated third party for substantially similar advice and/or services;

(iii)    the cost of calculating the Fund’s net asset value, including the cost of any third-party valuation services, and the allocated costs incurred by the Adviser or its affiliates in connection with determining the fair value of the Fund’s portfolio investments;

(iv)    the cost of effecting any sales and repurchases of the Common Shares and other securities;

(v)     fees and expenses payable under any managing dealer and selected intermediary agreements, if any;

(vi)     interest and fees and expenses arising out of all borrowings, guarantees and other financings or derivative transactions (including interest, fees and related legal expenses) made or entered into by the Fund, including, but not limited to, the arranging thereof and related legal expenses;

(vii)     all fees, costs and expenses of any loan servicers and other service providers and of any custodians, lenders, investment banks and other financing sources;

(viii)     costs incurred in connection with the formation or maintenance of entities or vehicles to hold the Fund’s assets for tax or other purposes;

(ix)     costs of derivatives and hedging;

(x)     expenses, including travel, entertainment, lodging and meal expenses, incurred by the Adviser or members of its investment team, or payable to third parties, in negotiating, structuring and performing due diligence on prospective portfolio companies, including such expenses related to potential investments that were not consummated, and, if necessary, enforcing the Fund’s rights;

(xi)     expenses (including the allocable portions of compensation and out-of-pocket expenses such as travel expenses) or an appropriate portion thereof of employees of the Adviser or its affiliates to the extent such expenses relate to attendance at meetings of the Board or any committees thereof;

(xii)     all fees, costs and expenses, if any, incurred by or on behalf of the Fund in negotiating and structuring prospective or potential investments that are not ultimately made, including, without limitation any legal, tax, administrative, accounting, travel, meals, accommodations and entertainment, advisory, excluding advisory services provided by the Adviser contemplated herein, consulting and printing expenses, reverse termination fees and any liquidated damages, commitment fees that become payable in connection with any proposed investment that is not ultimately made, forfeited deposits or similar payments;

(xiii)     the allocated costs incurred by the Administrator or its affiliates in providing (or arranging for the provision of) managerial assistance to those portfolio companies that request it;

(xiv)     all brokerage costs, hedging costs, prime brokerage fees, custodial expenses, agent bank and other bank service fees; private placement fees, commissions, appraisal fees, commitment fees and underwriting costs; costs and expenses of any lenders, investment banks and other financing sources, and other investment costs, fees and expenses actually incurred in connection with evaluating, making, holding, settling, clearing, monitoring or disposing of actual investments (including, without limitation, travel, meals, accommodations and entertainment expenses and any expenses related to attending trade association and/or industry meetings, conferences or similar meetings, any costs or expenses relating to currency conversion in the case of investments denominated in a currency other than U.S. dollars) and expenses arising out of trade settlements (including any delayed compensation expenses);

(xv)     investment costs, excluding internal costs of the Adviser for providing investment advisory services, and any fees, costs and expenses related to the organization or maintenance of any vehicle through which the Fund directly or indirectly participates in the acquisition, holding and/or disposition of investments or which otherwise facilitate the Fund’s investment activities;

(xvi)     transfer agent, dividend agent and custodial fees;

(xvii)    fees payable to transaction/brokerage platforms;

(xviii)     fees and expenses associated with marketing efforts;

(xix)     federal and state registration fees, franchise fees, any stock exchange listing fees and fees payable to rating agencies;

(xx)    Independent Trustees’ fees and expenses including reasonable travel, entertainment, lodging and meal expenses, and any legal counsel or other advisers retained by, or at the discretion or for the benefit of, the Independent Trustees;

(xxi)    costs of preparing financial statements and maintaining books and records, costs of Sarbanes-Oxley Act of 2002 compliance and attestation and costs of preparing and filing reports or other documents with the SEC, Financial Industry Regulatory Authority, CFTC and other regulatory bodies and other reporting and compliance costs, including registration and exchange listing and the costs associated with reporting and compliance obligations under the 1940 Act and any other applicable federal and state securities laws, and the compensation of professionals responsible for the foregoing;

(xxii)     all fees, costs and expenses associated with the preparation and issuance of the Fund’s periodic reports and related statements (e.g., financial statements and tax returns) and other internal and third-party printing (including a flat service fee), publishing (including time spent performing such printing and publishing services) and reporting-related expenses (including other notices and communications) in respect of the Fund and its activities (including internal expenses, charges and/or related costs incurred, charged or specifically attributed or allocated by the Fund, the Adviser or its affiliates in connection with such provision of services thereby);

(xxiii)     the costs of any reports, proxy statements or other notices to shareholders (including printing and mailing costs) and the costs of any shareholder or Trustee meetings;

(xxiv)     proxy voting expenses;

(xxv)     costs associated with an exchange listing;

(xxvi)     costs of registration rights granted to certain investors, if any;

(xxvii)     any taxes and/or tax-related interest, fees or other governmental charges (including any penalties incurred where the Adviser lacks sufficient information from third parties to file a timely and complete tax return) levied against the Fund and all expenses incurred in connection with any tax audit, investigation, litigation, settlement or review of the Fund and the amount of any judgments, fines, remediation or settlements paid in connection therewith;

(xxviii)     all fees, costs and expenses of any litigation, arbitration or audit involving the Fund any vehicle or its portfolio companies and the amount of any judgments, assessments fines, remediations or settlements paid in connection therewith, Trustees and officers, liability or other insurance (including costs of title insurance) and indemnification (including advancement of any fees, costs or expenses to persons entitled to indemnification) or extraordinary expense or liability relating to the affairs of the Fund;

(xxix)     all fees, costs and expenses associated with the Fund’s information and data technology systems including the Fund’s allocable portion of the fees, costs and expenses associated with the Adviser’s information and data technology systems;

(xxx)     the costs of specialty and custom software for investments;

(xxxi)     costs associated with individual or group shareholders;

(xxxii)     fidelity bond, trustees and officers’ errors and omissions liability insurance and other insurance premiums;

(xxxiii)     direct costs and expenses of administration, including printing, mailing, long distance telephone, copying and secretarial and other staff;

(xxxiv)     all fees, costs and expenses of winding up and liquidating the Fund’s assets;

(xxxv)     extraordinary expenses (such as litigation or indemnification);

(xxxvi)     all fees, costs and expenses related to compliance-related matters (such as developing and implementing specific policies and procedures in order to comply with certain regulatory requirements) and regulatory filings; notices or disclosures related to the Fund’s activities (including, without limitation, expenses relating to the preparation and filing of filings required under the Securities Act, TIC Form SLT filings, Internal Revenue Service filings under FATCA and FBAR reporting requirements applicable to the Fund or reports to be filed with the CFTC, reports, disclosures, filings and notifications prepared in connection with the laws and/or regulations of jurisdictions in which the Fund engages in activities, including any notices, reports and/or filings required under the European Securities and Markets Authority and any related regulations, and other regulatory filings, notices or disclosures of the Adviser relating to the Fund and its affiliates relating to the Fund, and their activities) and/or other regulatory filings, notices or disclosures of the Adviser and its affiliates relating to the Fund including those pursuant to applicable disclosure laws and expenses relating to FOIA requests, but excluding, for the avoidance of doubt, any expenses incurred for general compliance and regulatory matters that are not related to the Fund and its activities;

(xxxvii)     costs and expenses (including travel) in connection with the diligence and oversight of the Fund’s service providers;

(xxxviii)     costs and expenses, including travel, meals, accommodations, entertainment and other similar expenses, incurred by the Adviser or its affiliates for meetings with existing investors and any intermediaries, registered investment advisers, financial and other advisers representing such existing investors; and

(xxxix)     all other expenses incurred by the Administrator in connection with administering the Fund’s business.

With respect to (i) above, MC Advisors has agreed to advance all of our organization and offering expenses on our behalf through the date on which the Public Offering commenced and paid for $1.0 million of our organization and offering expenses on our behalf without reimbursement or recoupment. Thereafter, pursuant to the Expense Support Agreement, MC Advisors is obligated to advance our Operating Expenses to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. We are obligated to reimburse MC Advisors for such advanced expenses only if certain conditions are met upon the initial issuance of Common Shares to investors that are not affiliated with MC Advisors. See “Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by MC Advisors and its affiliates.

From time to time, the Adviser and the Administrator or their affiliates may pay third-party providers of goods or services. We will reimburse MC Advisors and MC Management or such affiliates thereof for any such amounts paid on our behalf. From time to time, MC Advisors and MC Management may defer or waive fees and/or rights to be reimbursed for expenses. All of the foregoing expenses will ultimately be borne by our shareholders, subject to the cap on organization and offering expenses described above.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with MC Advisors. Pursuant to the Expense Support Agreement, MC Advisors is obligated to advance our Operating Expenses to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. Any Required Expense Payment must be paid by MC Advisors to us in any combination of cash or other immediately available funds, and/or offset against amounts due from us to MC Advisors or its affiliates.

MC Advisors may elect to pay certain additional expenses on our behalf, provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Voluntary Expense Payment that MC Advisors has committed to pay must be paid by MC Advisors to us in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from us to MC Advisors or its affiliates.

Upon and following the initial issuance of Common Shares to investors that are not affiliated with MC Advisors, following any calendar month (such calendar month, the “Applicable Calendar Month”) in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), we will pay such Excess Operating Funds, or a portion thereof, to MC Advisors until such time as all Expense Payments made by MC Advisors to the Fund within three years prior to the last business day of the Applicable Calendar Month have been reimbursed. Any payments required to be made by the Fund shall be referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) our net investment income calculated in accordance with U.S. GAAP, (ii) our net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to us on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio exceeds 1.00% (on an annualized basis). The “Operating Expense Ratio” is calculated by dividing Operating Expenses by the Fund’s monthly average net assets.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month.
Net gain (loss)
We recognize realized gains or losses on investments, foreign currency forward contracts, and foreign currency and other transactions based on the difference between the net proceeds from the disposition and the cost basis without regard to unrealized gains or losses previously recognized within net realized gain (loss) on the consolidated statement of operations. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statement of operations.

Portfolio and Investment Activity
For the period from March 3, 2025 (date of inception) to December 31, 2025, we invested $191.5 million in 35 new portfolio companies and had $2.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $189.3 million for the period.
The following table shows portfolio yield by investment type:

	As of December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.6%	9.6%
Equity investments	9.3	9.3
Total	9.6%	9.6%
_________________________________________
(1)The weighted average annualized contractual coupon yield at period end is computed by dividing (a) the interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end contractual coupon rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments.
(2)The weighted average annualized effective yield on portfolio investments at period end is computed by dividing (a) interest income on our debt investments and preferred equity investments (with a stated coupon rate) at the period end effective rate for each investment by (b) the par value of our debt investments and the cost basis of our preferred equity investments. The weighted average annualized effective yield on portfolio investments is a metric on the investment portfolio alone and does not represent a return to shareholders. This metric is not inclusive of our fees and expenses, the impact of leverage on the investment portfolio or sales load that may be paid by shareholders.
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2025
Fair Value:
Senior secured loans	$180,094	94.3%
Equity investments	10,939	5.7
Total	$191,033	100.0%

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	December 31, 2025
Fair Value:
Automotive	$7,474	3.9%
Banking	1,620	0.8
Chemicals, Plastics & Rubber	6,930	3.6
Consumer Goods: Durable	5,082	2.7
Consumer Goods: Non-Durable	9,914	5.2
Environmental Industries	5,032	2.6
FIRE: Finance	7,456	3.9
Healthcare & Pharmaceuticals	30,320	15.9
High Tech Industries	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.7
Retail	1,267	0.7
Services: Business	45,812	24.0
Services: Consumer	10,070	5.3
Telecommunications	5,003	2.6
Transportation: Cargo	13,112	6.8
Total	$191,033	100.0%

Portfolio Asset Quality
MC Advisors’ portfolio management staff closely monitors all credits, with senior portfolio managers covering agented and more complex investments with the support of junior portfolio management staff. MC Advisors segregates our capital markets investments by industry. MC Advisors’ monitoring process and projections developed by Monroe Capital both have daily, weekly, monthly and quarterly components and related reports, each to evaluate performance against historical, budget and underwriting expectations. MC Advisors’ analysts monitor performance using standard industry software tools to provide consistent disclosure of performance. When necessary, MC Advisors updates our internal risk ratings, borrowing base criteria and covenant compliance reports.
As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in Grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the Investment Committee, summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in Grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

Investment Performance Risk Rating	Summary Description
Grade 1	Includes investments exhibiting the least amount of risk in our portfolio. The issuer is performing above expectations or the issuer’s operating trends and risk factors are generally positive.

Grade 2	Includes investments exhibiting an acceptable level of risk that is similar to the risk at the time of origination. The issuer is generally performing as expected or the risk factors are neutral to positive.

Grade 3	Includes investments performing below expectations and indicates that the investment’s risk has increased somewhat since origination. The issuer may be out of compliance with debt covenants; however, scheduled loan payments are generally not past due.

Grade 4	Includes an issuer performing materially below expectations and indicates that the issuer’s risk has increased materially since origination. In addition to the issuer being generally out of compliance with debt covenants, scheduled loan payments may be past due (but generally not more than six months past due).

Grade 5	Indicates that the issuer is performing substantially below expectations and the investment risk has substantially increased since origination. Most or all of the debt covenants are out of compliance or payments are substantially delinquent. Investments graded 5 are not anticipated to be repaid in full.
Our investment performance risk ratings do not constitute any rating of investments by a nationally recognized statistical rating organization or reflect or represent any third-party assessment of any of our investments.
In the event of a delinquency or a decision to rate an investment Grade 4 or Grade 5, the PMG, in consultation with the Investment Committee, will develop an action plan. Such a plan may require a meeting with the borrower’s management or the lender group to discuss reasons for the default and the steps management is undertaking to address the under-performance, as well as amendments and waivers that may be required. In the event of a dramatic deterioration of a credit, MC Advisors and the PMG will form a team or engage outside advisors to analyze, evaluate and take further steps to preserve our value in the credit. In this regard, we would expect to explore all options, including in a private equity sponsored investment, assuming certain responsibilities for the private equity sponsor or a formal sale of the business with oversight of the sale process by us. The PMG and the Investment Committee have extensive experience in running debt work-out transactions and bankruptcies.

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	191,033	100.0
3	—	—
4	—	—
5	—	—
Total	$191,033	100.0%
As of December 31, 2025, there were no borrowers with debt or preferred equity investments on non-accrual status.
Results of Operations
We are a newly-formed entity that commenced investment operations following the closing on capital in the Seed Contribution, which occurred on November 6, 2025.
Operating results were as follows (in thousands):

For the period from March 3, 2025 (date of inception) to December 31, 2025
Total investment income	$2,386
Total operating expenses, net of fee waivers and expense support	1,262
Net investment income before income taxes	1,124
Income taxes, including excise taxes	—
Net investment income	1,124
Net realized gain (loss) on foreign currency and other transactions	23
Net realized gain (loss)	23
Net change in unrealized gain (loss) on investments	1,604
Net change in unrealized gain (loss) on foreign currency forward contracts	(343)
Net change in unrealized gain (loss)	1,261
Net increase (decrease) in net assets resulting from operations	$2,408

Net income can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment Income
The composition of our investment income was as follows (in thousands):

For the period from March 3, 2025 (date of inception) to December 31, 2025
Interest income	$2,225
PIK interest income	115
Dividend income (1)	9
Accretion of discounts and amortization of premiums	37
Total investment income	$2,386
_________________________________________
(1)Dividend income includes PIK dividends of $9 thousand.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

For the period from March 3, 2025 (date of inception) to December 31, 2025
Interest and other debt financing expenses	$767
Base management fees, net of base management fee waiver (1)	207
Incentive fees, net of incentive fee waiver (2)	161
Organizational costs	1,670
Professional fees	172
Administrative service fees	226
General and administrative expenses	190
Trustee fees	23
Operating expenses before expense support, net of fee waivers	3,416
Expense support (3)	(2,154)
Total operating expenses, net of fee waivers and expense support	$1,262
_________________________________________
(1)Base management fees were $0.3 million, and MC Advisors elected to voluntarily waive $0.1 million of such base management fees. Through December 31, 2026 (the "Advisory Fee Waiver Period"), MC Advisors has voluntarily agreed to waive a portion of the management fee such that during the Advisory Fee Waiver Period, the management fee rate will be 0.95% of the Fund's average total assets. There is no guarantee that MC Advisors will waive any additional base management fees in the future.
(2)Incentive fees were $0.3 million, comprised of income based incentive fees (part one incentive fees) of $0.1 million and capital gains incentive fees (part two incentive fees) of $0.2 million. MC Advisors elected to voluntarily waive the part one incentive fees of $0.1 million. During the Advisory Fee Waiver Period", MC Advisors has voluntarily agreed to waive all income based incentive fees (part one incentive fees). There is no guarantee that MC Advisors will waive any additional incentive fees in the future. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.
(3)We received $2.2 million in expense support. See Note 5 to our consolidated financial statements for the fiscal year ended December 31, 2025 for additional information regarding the Expense Support Agreement.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) was as follows (in thousands):

For the period from March 3, 2025 (date of inception) to December 31, 2025
Interest expense - DB Credit Facility	$686
Amortization of debt issuance costs	81
Total interest and other debt financing expenses	$767
Average debt outstanding(1)	$71,515
Average stated interest rate(1)	6.7%
(1) Average debt outstanding and average stated interest rate are calculated from November 10, 2025, (the "DB Credit Facility Effective Date") to December 31, 2025.
Income Taxes, Including Excise Taxes
We intend to elect to be treated for federal income tax purposes when we file our first tax return, and intend to qualify annually thereafter, as a RIC under Subchapter M of the Code and operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the period from March 3, 2025 (date of inception) to December 31, 2025, we recorded no net expense on the consolidated statement of operations for U.S. federal excise tax.
One of our consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the period from March 3, 2025 (date of inception) to December 31, 2025, we recorded no net tax expense on the consolidated statement of operations for this subsidiary.
Net Realized Gain (Loss)
For the period from March 3, 2025 (date of inception) to December 31, 2025, we had no net realized gain (loss) on investments.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the period from March 3, 2025 (date of inception) to December 31, 2025, we had no net realized gain (loss) on foreign currency forward contracts.
For the period from March 3, 2025 (date of inception) to December 31, 2025, we had $23 thousand of net realized gain (loss) on foreign currency and other transactions.
Net Change in Unrealized Gain (Loss)
For the period from March 3, 2025 (date of inception) to December 31, 2025, our investments had $1.6 million of net change in unrealized gain. The net change in unrealized gain includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the period.
For the period from March 3, 2025 (date of inception) to December 31, 2025, our foreign currency forward contracts had $(0.3) million of net change in unrealized loss.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the period from March 3, 2025 (date of inception) to December 31, 2025, the net increase (decrease) in net assets resulting from operations was $2.4 million primarily as a result of net investment income earned on our investments and net mark-to-market gains on our investments. Weighted average Common Shares outstanding have been calculated for the period from November 6, 2025, the date of commencement of our investment activities and operations, through December 31, 2025. Based on such weighted average shares, our per share net increase in net assets resulting from operations was $0.61.
Financial Condition, Liquidity and Capital Resources
Our liquidity and capital resources are generated primarily from the proceeds from the sale of Common Shares, pursuant to our registration statement on Form N-2 (File No. 333-290835) in a public offering on a continuous basis at a price per share equal to the then-current NAV per share, advances from the DB Facility and cash flows from our operations. We also expect to generate cash from any additional financing arrangements we may enter into in the future and any future offerings of our equity or debt securities. Our primary uses of cash and cash equivalents are for (i) investments in portfolio companies and other investments, (ii) the cost of operations (including paying the Adviser and the Administrator), (iii) cost of any borrowings or other financing arrangements and (iv) cash distributions to the holders of our Common Shares.
As a BDC, we are generally not permitted to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if our Board, including our independent trustees, determines that such sale is in the best interests of us and our shareholders, and if our shareholders have approved such sales. As of December 31, 2025, we had 3,948,488 Class I shares outstanding. We have not offered or sold any of our Class S or Class D shares.
As of December 31, 2025, we had $0.7 million in cash and cash equivalents and $6.5 million in restricted cash and cash equivalents at MLEND Financing SPV. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiary and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense, and the quarterly release of our earnings.

As of December 31, 2025, $99.4 million was outstanding on our DB Credit Facility, and we had $100.6 million available for additional borrowings under the facility. See “Borrowings” below for additional information. In accordance with the 1940 Act, we are generally permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 202%.
Cash Flows
For the period from March 3, 2025 (date of inception) to December 31, 2025, we experienced a net increase in cash and restricted cash and cash equivalents of $7.2 million. For the period from March 3, 2025 (date of inception) to December 31, 2025, operating activities used $188.7 million, primarily as a result of net purchases of portfolio investments. During the same period we generated $195.9 million from financing activities, primarily as a result of proceeds from the issuance of Common Shares and proceeds from net borrowings on our debt facility.
Distributions
To the extent that we have taxable income available, we intend to make monthly distributions to our shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and provisions in our financing arrangements and such other factors as our Board may deem relevant from time to time.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to shareholders for the period from March 3, 2025 (date of inception) to December 31, 2025 totaled $1.1 million ($0.28 per share). The tax character of such distributions is determined at the end of the fiscal year. See Note 9 to our consolidated financial statements for information on the tax character of our distributions.
We have adopted a DRIP with respect to the Common Shares, pursuant to which we will reinvest all cash dividends declared by the Board on behalf of holders of the Common Shares who do not elect to receive their dividends in cash as provided below. As a result, if the Board authorizes, and we declare, a cash dividend or other distribution on the Common Shares, then our shareholders who participate in the DRIP will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional Shares as described below, rather than receiving the cash dividend or other distribution. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent NAV per share for such shares at the time the distribution is payable. Shareholders will not pay transaction-related charges when purchasing shares under our DRIP, but all outstanding Class S shares and Class D shares, including those acquired under the DRIP, will be subject to ongoing shareholder servicing and/or distribution fees.
No action is required on the part of a registered shareholder to have his, her or its cash dividend or other distribution reinvested in our shares, except shareholders located in certain states or who are clients of selected participating brokers, as described below. Shareholders who are eligible for default enrollment can elect to “opt out” of the Fund’s DRIP in their subscription agreements. Shareholders located in Alabama, Arkansas, California, Idaho, Kansas, Kentucky, Maine, Maryland, Massachusetts, Nebraska, New Jersey, North Carolina, Ohio, Oregon, Tennessee, Vermont and Washington, as well as those who are clients of certain participating brokers that do not permit automatic enrollment in our DRIP, will automatically receive their distributions in cash unless they elect to participate in our DRIP and have their cash distributions reinvested in additional Common Shares.
A registered shareholder may elect to receive distributions in cash or terminate his, her or its account under the DRIP by notifying the DRIP's plan administrator in writing no later than 10 calendar days prior to the record date for an applicable distribution; otherwise, such election or termination shall be effective only with respect to any subsequent distributions. Any transfer of shares by a participant to a non-participant will terminate participation in the DRIP with respect to the transferred shares. If a participant elects to tender its Common Shares in full and such full tender is accepted by the Fund, such shareholder’s participation in the DRIP will be automatically terminated as of the expiration of the applicable tender offer and any distributions due to such shareholder on or after such date will be paid in cash on the scheduled distribution payment date. If your shares are held by a broker or other financial intermediary, you may “opt-out” of our DRIP by notifying your broker or other financial intermediary of your election.
Share Repurchase Program

At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all.

We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will thereafter be authorized and unissued shares.

Under our share repurchase program, to the extent we offer to repurchase shares in any particular quarter, we expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (the “Early Repurchase Deduction”). The one-year holding period is measured as of the subscription closing date immediately following the prospective repurchase date. The Early Repurchase Deduction will not apply to shares acquired through the DRIP and may be waived in the case of repurchase requests: (i) arising from the death or qualified disability of the holder; (ii) submitted by discretionary model portfolio management programs (and similar arrangements); (iii) from feeder funds (or similar vehicles) primarily created to hold our Common Shares, which are offered to non-U.S. persons, where such funds seek to avoid imposing such a deduction because of administrative or systems limitations; (iv) in the event that a shareholder’s Common Shares are repurchased because the shareholder has failed to maintain the $500 minimum account balance; or (v) due to trade or operational error. The Early Repurchase Deduction will be retained by the Fund for the benefit of remaining shareholders.
Borrowings
Our outstanding debt as of December 31, 2025 was as follows (in thousands):

	December 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding(2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$99,400	$97,068	$2,332
Total	$200,000	$99,400	$97,068	$2,332
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2025, we had unused borrowing base availability under our borrowing facility totaling $16.9 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.
DB Credit Facility
On November 10, 2025 (the “DB Credit Facility Effective Date”), our wholly-owned subsidiary, MLEND Financing SPV, entered into the “DB Credit Facility”, with us, as equityholder and as servicer, the lenders from time to time parties thereto, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, Deutsche Bank AG, New York Branch, as facility agent (the “Facility Agent”), the agents for the lender groups from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent.
Under the DB Credit Facility, the lenders have agreed to extend credit to MLEND Financing SPV in an aggregate principal amount of up to $200.0 million as of the DB Credit Facility Effective Date. The period during which MLEND Financing SPV may request advances under the DB Credit Facility (the “Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 10, 2028 unless there is an earlier termination or a facility termination event. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which we cease to exist or (iii) the occurrence of a facility termination event.
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of December 31, 2025, the outstanding borrowings of $99.4 million were accruing at a weighted average interest rate of 6.09%

In addition, a non-usage fee of 0.35% per annum is payable to the lenders on the amount of undrawn commitments under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold.
The DB Credit Facility is secured by all of the assets held by MLEND Financing SPV. MLEND Financing SPV has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Fund’s borrowings, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025, we and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
The following table shows our significant contractual payment obligations for repayment as of December 31, 2025 (in thousands):

	Total	Less than 1 year	1 – 3 years	3 – 5 years	More than 5 years
DB Credit Facility	$99,400	$—	$—	$99,400	$—
Unfunded commitments (1)	38,551	38,551	—	—	—
Total contractual obligations	$137,951	$38,551	$—	$99,400	$—
_______________________________________________________
(1) Unfunded commitments represent all amounts unfunded as of December 31, 2025. These amounts may or may not be funded to the borrowing party now or in the future. The unfunded commitments relate to loans or equity investments with various maturity dates, but we are showing this amount in the less than one year category as this entire amount was eligible for funding to the borrowers as of December 31, 2025.

We may become a party to financial instruments with off-balance sheet risk in the normal course of our business to meet the financial needs of our portfolio companies. These instruments may include commitments to extend credit and involve, to varying degrees, elements of liquidity and credit risk in excess of the amount recognized on the consolidated statement of assets and liabilities. As of December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $38.6 million. We believe that our available cash balances and/or ability to draw on our DB Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of December 31, 2025. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of December 31, 2025, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
Off-Balance Sheet Arrangements
Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.

Market Trends
We have identified the following general trends that may affect our business:
Target Market: We believe that small and middle-market companies in the United States with annual revenues between $10.0 million and $2.5 billion represent a significant growth segment of the U.S. economy and often require substantial capital investments to grow. Middle-market companies have generated a significant number of investment opportunities for investment funds managed or advised by Monroe Capital, and we believe that this market segment will continue to produce significant investment opportunities for us.
Specialized Lending Requirements: We believe that several factors render many U.S. financial institutions ill-suited to lend to U.S. middle-market companies. For example, based on the experience of our management team, lending to U.S. middle-market companies (1) is generally more labor intensive than lending to larger companies due to the smaller size of each investment and the fragmented nature of information for such companies, (2) requires due diligence and underwriting practices consistent with the demands and economic limitations of the middle-market and (3) may also require more extensive ongoing monitoring by the lender.
Demand for Debt Capital: We believe there is a large pool of uninvested private equity capital for middle-market companies. We expect private equity firms will seek to leverage their investments by combining equity capital with senior secured loans and mezzanine debt from other sources, such as us.
Competition from Other Lenders: We believe that many traditional bank lenders, in recent years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. Conversely, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which in turn could result in lower yields and weaker financial covenants for new assets.
Pricing and Deal Structures: We believe that the volatility in global markets over the last several years and current macroeconomic issues including changes in bank regulations for middle-market banks has reduced access to, and availability of, debt capital to middle-market companies, causing a reduction in competition and generally more favorable capital structures and deal terms. Sizable recent capital raises in the private debt marketplace have created significantly increased competition over the last few years, reducing available pricing and creating less favorable capital structures; however, we believe that current market conditions for our target market may continue to create favorable opportunities to invest at attractive risk-adjusted returns.

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In 2025, the overall middle market experienced spread compression and leverage and loan-to-value attachments points have decreased nominally. Further, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Direct lending volume increased in 2025 driven by significant growth in LBO activity and recapitalizations, which offset a double digit decrease in M&A activity over the same time period.(1) We believe that underlying market fundamentals continue to support increased deal activity throughout 2026. Throughout 2025, new money volumes hit a record high on annual basis as they continued to account for the largest of overall direct lending volumes. This dynamic has been primarily driven by a rise in refinancing activity, as borrowers often will seek to lower their cost of capital in an environment where spreads have compressed.(2) Loan documentation and structures, more notably in the lower middle market, continue to be more lender favorable due to market uncertainty stemming from the potential tariffs implemented by the current U.S. administration, market headline sentiment, and concurrent market volatility and uncertainty. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is well insulated from the potential risks associated with tariffs and lingering inflation. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – December 2025.
(2)LSEG LPC’s 4Q25 Sponsored Middle Market Private Deals Analysis – January 2026.
Recent Developments
Stock Issuances: On February 2, 2026, we sold 41,462 Class I shares in our continuous public offering for an aggregate consideration of $1.1 million. The Fund received proceeds of $750 effective March 2, 2026 relating to the issuance of Class I shares n our continuous public offering.
Distributions: On January 22, 2026, the Board declared a distribution of $0.20 per Class I share payable on or about February 24, 2026 to shareholders of record as of January 30, 2026. On February 24, 2026, the Fund made a distribution of $790 paid in cash. On February 20, 2026, our Board declared a distribution of $0.18 per Class I share payable on or about March 24, 2026 to shareholders of record as of February 27, 2026.
On February 20, 2026, the Board approved an amendment and restatement of our Second Amended and Restated Declaration of Trust (as amended, the “Third Amended and Restated Declaration of Trust”). We adopted the Third Amended and Restated Declaration of Trust as a result of comments issued by state securities regulators in connection with their review of our public registered offering. The Third Amended and Restated Declaration of Trust, among other things: (1) revises the defined term “Liquidity Event” to include the receipt by shareholders of the Fund, in exchange for their shares of the Fund, of securities that are approved for trading on a national securities exchange or national securities association registered with the SEC; (2) clarifies liability under federal and state securities laws in connection with the use of appraisals in connection with a “roll-up transaction”; and (3) revises provisions relating to the ability of shareholders to bring a direct action against the Fund or the Board to state that such right is subject to the same conditions required for the bringing of a derivative action under the Third Amended and Restated Declaration of Trust and the Delaware Statutory Trust Act. The Third Amended and Restated Declaration of Trust became effective immediately.
On February 20, 2026, the Board approved an amendment and restatement of our Amended and Restated Bylaws (as amended, the “Second Amended and Restated Bylaws”). We adopted the Second Amended and Restated Bylaws as a result of comments issued by state securities regulators in connection with their review of our public registered offering. The Second Amended and Restated Bylaws, among other things, revises provision related to contested election where no trustee receives sufficient votes to be elected. The Second Amended and Restated Bylaws became effective immediately.

Significant Accounting Estimates and Critical Accounting Policies

The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ.

Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified revenue recognition and the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors.” See Note 2 to our consolidated financial statements for the year ended December 31, 2025 for more information on our critical accounting policies.
Revenue Recognition
We record interest and fee income on an accrual basis to the extent that we expect to collect such amounts. For loans and debt investments with contractual PIK interest, we do not accrue PIK interest if the portfolio company valuation indicates that such PIK interest is not collectible. We do not accrue as a receivable interest on loans and debt investments if we have reason to doubt our ability to collect such interest. We may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. Loan origination fees, original issue discount and market discount or premium are capitalized, and then we amortize such amounts using the effective interest method as interest income over the life of the investment. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income. We record prepayment premiums on loans and debt investments as interest income when we receive such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. We record fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from LLC and LP investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, we will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment.

Valuation of Portfolio Investments
Pursuant to SEC Rule 2a-5 under the 1940 Act, the Board has designated MC Advisors as our valuation designee (the “Valuation Designee”). The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of our investments, based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
Under the valuation policy, the Valuation Designee values investments for which market quotations are readily available and within a recent date at such market quotations. When doing so, the Valuation Designee determines whether the quote obtained is sufficient in accordance with generally accepted accounting principles in the United States of America (“GAAP”) to determine the fair value of the security. Debt and equity investments that are not publicly traded or whose market prices are not readily available or whose market prices are not regularly updated are valued at fair value as determined in good faith by the Valuation Designee. Because we expect that there will not be a readily available market for many of the investments in our portfolio, we expect to value many of our portfolio investments at fair value as determined in good faith by our Valuation Designee using a documented valuation policy and a consistently applied valuation process. Such determination of fair values may involve subjective judgments and estimates. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may differ significantly from the values that would have been used had a readily available market value existed for such investments, and the differences could be material. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize amounts that are different from the amounts presented and such differences could be material.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•our Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. We will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance and the loan is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally use the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of December 31, 2025, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss
We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statement of operations. The impact resulting from changes in foreign exchange rates on the Revolving Credit Facility borrowings is included in net change in unrealized gain (loss) on foreign currency and other transactions.

Capital Gains Incentive Fee
Pursuant to the terms of the Advisory Agreement with MC Advisors, the incentive fee on capital gains earned on liquidated investments of our portfolio is determined and payable in arrears as of the end of each calendar year (or upon termination of the Advisory Agreement). This fee equals 12.5% of our incentive fee capital gains (i.e., our realized capital gains on a cumulative basis from inception, calculated as of the end of the applicable period, net of all realized capital losses and unrealized capital depreciation on a cumulative basis), less the aggregate amount of any previously paid capital gains incentive fees. On a quarterly basis, we accrue for the capital gains incentive fee by calculating such fee as if it were due and payable as of the end of such period.
While the Advisory Agreement with MC Advisors neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, we include unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if our entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.
During the period from March 3, 2025 (date of inception) to December 31, 2025, we accrued capital gains incentive fees of $0.2 million based on performance of our portfolio. All such fees were based on unrealized appreciation, none were payable to MC Advisors under the Advisory Agreement.
New Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. We adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on our consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to financial market risks, including valuation risk, interest rate risk, currency risk and inflation and supply chain risk. The prices of securities held by us may decline in response to certain events, including, without limitation, those directly involving the companies we invest in; conditions affecting the general economy; overall market changes; legislative reform; local, regional, national or global political, social or economic instability, including related to elevated inflation; levels and uncertainty resulting from tariffs and trade policy changes; and interest rate fluctuations.
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the year ended December 31, 2025 for more information relating to our investment valuation.
In accordance with Rule 2a-5 under the 1940 Act, our Board periodically assesses and manages material risks associated with the determination of the fair value of our investments.
Interest Rate Risk
Interest rate sensitivity refers to the change in our earnings that may result from changes in the level of interest rates. Because we fund a portion of our investments with borrowings, our net investment income is affected by the difference between the rate at which we invest and the rate at which we borrow. As a result, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. See “Risk Factors—Risks Relating to Our Business and Structure—We are exposed to risks associated with changes in interest rates.”
In a prolonged low interest rate environment, the difference between the total interest income earned on interest earning assets and the total interest expense incurred on interest bearing liabilities may be compressed, reducing our net income and potentially adversely affecting our operating results. Conversely, in a rising interest rate environment, such difference could potentially increase thereby increasing our net income as indicated per the table below.
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease. In addition, our DB Credit Facility bears interest at a variable rate with no interest rate floors. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of December 31, 2025 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(5,112)	$(2,982)	$(2,130)
Down 200 basis points	(3,600)	(1,988)	(1,612)
Down 100 basis points	(1,806)	(994)	(812)
Up 100 basis points	1,806	994	812
Up 200 basis points	3,612	1,988	1,624
Up 300 basis points	5,418	2,982	2,436
________________________________________________________
(1)Excludes the impact of income based incentive fees. See Note 6 to our consolidated financial statements for more information on income based incentive fees.
Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments, including borrowings under our current or any future financing agreements that could affect net increase in net assets resulting from operations, or net income. Accordingly, we can offer no assurances that actual results would not differ materially from the analysis above.
We may in the future hedge against interest rate fluctuations by using standard hedging instruments such as futures, options and forward contracts to the extent permitted under the 1940 Act and applicable commodities laws. While hedging activities may insulate us against adverse changes in interest rates, they may also limit our ability to participate in the benefits of lower interest rates with respect to the investments in our portfolio with fixed interest rates or interest rate floors.
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD) and Canadian dollars (CAD)) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under the DB Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of December 31, 2025, we had foreign currency forward contracts in place for AUD 6.5 million and CAD 3.1 million associated with future principal and interest payments on certain investments.
Inflation and Supply Chain Risk
U.S. inflation rates have fluctuated in recent periods and remain elevated in comparison to historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies' operations. Inflation is likely to continue to be elevated in the near to medium-term, particularly in the U.S., with the possibility that monetary policy may tighten in response. Persistent inflationary pressures could affect our portfolio companies’ profit margins and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See the Index to consolidated financial statements on page F-1 of this report.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of December 31, 2025. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Management's Annual Report on Internal Control Over Financial Reporting
This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Fund's registered public accounting firm due to a transition period established by rules of the SEC.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended December 31, 2025, none of our trustees or officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.
PART III
ITEM 10. TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
We have adopted a code of business conduct and ethics that applies to trustees, officers and employees of the Fund. We undertake to provide to any person without charge, upon written request, a copy of such code of business conduct and ethics. You may send any such written request to Monroe Capital Enhanced Corporate Lending Fund, 155 N. Wacker Drive, Floor 35, Chicago, Illinois, 60606, Attention: Corporate Secretary.

In addition, we have adopted Insider Trading Policies and Procedures (the “Insider Trading Policy”), which, among other things, govern the purchase, sale, and/or other disposition of the Fund’s securities by the Fund’s trustees and officers, and which the Fund believes are reasonably designed to promote compliance with insider trading laws, rules and regulations. The Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 is hereby incorporated by reference from our definitive 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
The information required by Item 13 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 is hereby incorporated by reference from our 2026 Proxy Statement, to be filed with the SEC within 120 days following the end of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report:

1. Consolidated Financial Statements—See the Index to Consolidated Financial Statements on page F-1 of this report.

2. Financial Statement Schedules—None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the consolidated financial statements or notes to the consolidated financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Trustees

Monroe Capital Enhanced Corporate Lending Fund

Opinion on the financial statements
We have audited the accompanying consolidated statement of assets and liabilities of Monroe Capital Enhanced Corporate Lending Fund and subsidiaries (the “Fund”), including the consolidated schedule of investments, as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the period from March 3, 2025 (date of inception) to December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025, and the results of its operations and its cash flows for the period from March 3, 2025 (date of inception) to December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Such procedures also included confirmation of investments owned as of December 31, 2025, by correspondence with the custodians and portfolio companies when replies were not received, we performed other auditing procedures. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP
We have served as the Fund’s auditor since 2025.
Chicago, Illinois
March 9, 2026

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

December 31, 2025
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$191,033
Total investments, at fair value (amortized cost of $189,428)	191,033
Cash and cash equivalents	729
Restricted cash and cash equivalents	6,524
Interest and dividend receivable	1,559
Deferred organizational and operating expenses	2,154
Other assets	80
Total assets	202,079
Liabilities
Debt	99,400
Less: Unamortized debt issuance costs	(2,332)
Total debt, less unamortized debt issuance costs	97,068
Interest payable	686
Net unrealized loss on foreign currency forward contracts	343
Payable for unsettled trades	83
Base management fees payable	207
Incentive fees payable	161
Due to Adviser	1,510
Accounts payable and accrued expenses	704
Total liabilities	100,762
Commitments and contingencies (See Note 11)
Net Assets
Common Shares, $0.01 par value, unlimited Common Shares authorized, 3,948,488 Class I shares issued and outstanding	$39
Capital in excess of par value	99,866
Accumulated undistributed (overdistributed) earnings	1,412
Total net assets	$101,317
Total liabilities and total net assets	$202,079

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$101,317
Common shares outstanding ($0.01 par value, unlimited shares authorized)	3,948,488
Net asset value per share	$25.66
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)

For the period from March 3, 2025 (date of inception) to December 31, 2025
Investment income:
Non-controlled/non-affiliate company investments:
Interest and dividend income	$2,386
Total investment income	2,386
Operating expenses:
Interest and other debt financing expenses	767
Base management fees	272
Incentive fees	309
Organizational costs	1,670
Professional fees	172
Administrative service fees	226
General and administrative expenses	190
Trustee fees	23
Operating expenses before fee waivers and expense support	3,629
Base management fee waiver	(65)
Incentive fee waiver	(148)
Expense support (Note 5)	(2,154)
Total operating expenses, net of fee waivers and expense support	1,262
Net investment income before income taxes	1,124
Income taxes, including excise taxes	—
Net investment income	1,124
Net gain (loss):
Net realized gain (loss):
Foreign currency and other transactions	23
Net realized gain (loss)	23
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	1,604
Foreign currency forward contracts	(343)
Net change in unrealized gain (loss)	1,261
Net gain (loss)	1,284
Net increase (decrease) in net assets resulting from operations	$2,408
Per common share data:
Net investment income per share - basic and diluted	$0.28
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.61
Weighted average common shares outstanding - basic and diluted (1)	3,948
____________________________________________________
(1)    Weighted average common shares outstanding - basic and diluted are calculated from November 6, 2025, the date on which the Fund commenced investment activities and operations, through December 31, 2025.
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(in thousands)

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 3, 2025 (date of inception)	—	$—	$—	$—	$—
Net investment income	—	—	—	1,124	1,124
Net realized gain (loss)	—	—	—	23	23
Net change in unrealized gain (loss)	—	—	—	1,261	1,261
Issuances of common shares - Class I	3,949	39	99,976	—	100,015
Distributions declared to shareholders - Class I	—	—	—	(1,106)	(1,106)
Tax reclassification of shareholders’ equity in accordance with generally accepted accounting principles (See Note 8)	—	—	(110)	110	—
Balances at December 31, 2025	3,949	$39	$99,866	$1,412	$101,317
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)

For the period from March 3, 2025 (date of inception) to December 31, 2025
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,408
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on foreign currency and other transactions	(23)
Net change in unrealized (gain) loss on investments	(1,604)
Net change in unrealized (gain) loss on foreign currency forward contracts	343
Payment-in-kind interest capitalized	(116)
Net accretion of discounts and amortization of premiums	(37)
Purchases of investments	(191,474)
Proceeds from principal payments and sale of investments and settlement of forward contracts	2,198
Amortization of debt issuance costs	81
Changes in operating assets and liabilities:
Interest and dividend receivable	(1,559)
Deferred organizational and operating expenses	(2,154)
Other assets	(80)
Interest payable	686
Payable for unsettled trades	83
Base management fees payable	207
Incentive fees payable	161
Due to Adviser	1,510
Accounts payable and accrued expenses	704
Net cash provided by (used in) operating activities	(188,666)
Cash flows from financing activities:
Borrowings on debt	103,000
Repayments of debt	(3,600)
Debt issuance costs capitalized	(2,413)
Proceeds from issuance of common shares (Class I)	100,015
Shareholder distributions paid	(1,106)
Net cash provided by (used in) financing activities	195,896
Net increase (decrease) in cash and restricted cash and cash equivalents	7,230
Effect of foreign currency exchange rates	23
Cash and restricted cash and cash equivalents, beginning of period	—
Cash and restricted cash and cash equivalents, end of period	$7,253

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS - (continued)
(in thousands)
The following tables provide a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

December 31, 2025
Cash and cash equivalents	$729
Restricted cash and cash equivalents	6,524
Total cash and restricted cash and cash equivalents shown on the Consolidated Statement of Cash Flows	$7,253
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.19%	12/22/2025	12/22/2031	1,500	$1,485	$1,485	1.5%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.19%	12/22/2025	12/22/2031	2,500	—	—	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.19%	12/22/2025	12/22/2031	500	—	—	0.0%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	0.0922	11/12/2025	11/1/2028	389	$388	$388	0.4%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.22%	11/6/2025	11/1/2028	5,418	$5,415	$5,418	5.3%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.22%	11/12/2025	11/1/2028	488	$183	$183	0.2%
							10,795	7,471	7,474	7.4%
Banking
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	112	112	112	0.1%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	342	342	341	0.3%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	201	202	201	0.2%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	790	791	790	0.8%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.52%	11/12/2025	1/12/2027	450	176	176	0.2%
							1,895	1,623	1,620	1.6%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	5.00%	8.72%	12/9/2025	12/9/2032	7,000	6,931	6,930	6.8%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.72%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	5.00%	8.72%	12/9/2025	12/9/2030	1,790	—	—	0.0%
							10,159	6,931	6,930	6.8%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.37%	11/19/2025	9/22/2030	2,404	2,357	2,404	2.4%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.37%	11/19/2025	9/22/2030	610	—	—	0.0%
							3,014	2,357	2,404	2.4%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,763	1,760	1,753	1.7%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	243	243	242	0.2%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,659	1,656	1,650	1.6%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	285	284	283	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(14)	SF	6.61%	10.49%	11/12/2025	5/18/2026	2,665	1,066	1,060	1.0%
Niteo Products, LLC	(16)	SF	5.25%	9.02%	12/4/2025	12/4/2031	5,000	4,926	4,926	4.9%
Niteo Products, LLC (Revolver)	(14)	SF	5.25%	9.02%	12/4/2025	12/4/2031	974	—	—	0.0%
							12,589	9,935	9,914	9.7%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Volt Bidco, Inc.	(16)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	3,586	$3,484	$3,458	3.4%
Volt Bidco, Inc.	(16)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	389	377	375	0.4%
Volt Bidco, Inc.	(16)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	281	273	271	0.3%
Volt Bidco, Inc.	(16)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	677	658	653	0.6%
Volt Bidco, Inc. (Revolver)	(14)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	338	—	—	0.0%
							5,271	4,792	4,757	4.7%
FIRE: Finance
GC Champion Acquisition LLC	(16)	SF	5.00%	9.22%	11/19/2025	8/18/2028	1,734	1,734	1,734	1.7%
GC Champion Acquisition LLC	(16)	SF	5.00%	9.22%	11/19/2025	8/18/2028	1,179	1,179	1,179	1.2%
GC Champion Acquisition LLC	(16)	SF	5.00%	9.22%	11/19/2025	8/18/2028	578	578	578	0.6%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	9.22%	11/18/2025	8/18/2028	562	—	—	0.0%
Protecht Group Holdings Pty Ltd	(6)(9)(10)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	4,004	3,928	3,965	3.9%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	1,001	—	—	0.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	440	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(9)(10)(14)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	200	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(14)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	300	—	—	0.0%
							9,998	7,419	7,456	7.4%
Healthcare & Pharmaceuticals
Dorado Acquisition, Inc.	(16)	SF	6.85%	10.72%	11/6/2025	6/30/2026	2,173	2,149	2,158	2.1%
Dorado Acquisition, Inc.	(16)	SF	6.90%	10.89%	11/6/2025	6/30/2026	2,898	2,866	2,878	2.9%
Phia Purchaser, LLC	(16)	SF	4.50%	8.29%	12/1/2025	12/1/2032	5,000	4,951	4,951	4.9%
Phia Purchaser, LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.29%	12/1/2025	12/1/2032	1,276	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(14)	SF	4.50%	8.29%	12/1/2025	12/1/2032	765	—	—	0.0%
The Smilist DSO, LLC	(16)	SF	6.00%	9.67%	11/6/2025	4/4/2029	3,926	3,939	3,947	3.9%
The Smilist DSO, LLC	(16)	SF	6.00%	9.67%	11/6/2025	4/4/2029	1,061	1,065	1,067	1.1%
The Smilist DSO, LLC	(16)	SF	6.00%	9.67%	11/19/2025	4/4/2029	2,566	2,575	2,580	2.5%
TigerConnect, Inc.	(16)	SF	6.40%	10.25%	11/12/2025	8/16/2029	613	613	613	0.6%
TigerConnect, Inc.	(16)	SF	6.40%	10.25%	11/12/2025	8/16/2029	10,727	10,727	10,727	10.6%
TigerConnect, Inc.		SF	6.40%	10.25%	11/12/2025	8/16/2029	1,343	1,343	1,343	1.3%
TigerConnect, Inc.		SF	6.40%	10.25%	11/12/2025	8/16/2029	56	56	56	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.40%	10.25%	11/12/2025	8/16/2029	1,532	—	—	0.0%
							33,936	30,284	30,320	30.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Acquia Inc.	(16)	SF	5.65%	9.59%	11/19/2025	11/1/2026	2,544	$2,544	$2,544	2.5%
Acquia Inc.	(16)	SF	5.65%	9.59%	11/19/2025	11/1/2026	1,240	1,240	1,240	1.2%
Acquia Inc. (Revolver)		SF	5.65%	9.61%	11/19/2025	11/1/2026	1,216	1,216	1,216	1.2%
Pathlock, Inc.	(16)	SF	6.40%	10.24%	11/12/2025	11/10/2027	1,258	1,258	1,258	1.2%
Pathlock, Inc.	(16)	SF	6.40%	10.24%	11/12/2025	11/10/2027	1,730	1,730	1,730	1.7%
Pathlock, Inc.	(16)	SF	6.40%	10.24%	11/12/2025	11/10/2027	435	435	435	0.4%
Pathlock, Inc.	(16)	SF	6.40%	10.24%	11/12/2025	11/10/2027	994	994	994	1.0%
Pathlock, Inc. (Delayed Draw)	(14)(15)	SF	6.40%	10.26%	11/12/2025	11/10/2027	261	130	132	0.1%
Pathlock, Inc. (Delayed Draw)	(14)(15)	SF	6.40%	10.24%	11/12/2025	11/10/2027	261	—	—	0.0%
Pathlock, Inc. (Revolver)	(14)	SF	6.40%	10.24%	11/12/2025	11/10/2027	261	235	235	0.2%
Planful, Inc.	(16)	SF	6.26%	10.25%	11/12/2025	12/28/2026	3,104	3,102	3,101	3.1%
Planful, Inc.	(16)	SF	6.26%	10.25%	11/12/2025	12/28/2026	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	10.25%	11/12/2025	12/28/2026	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	10.25%	11/12/2025	12/28/2026	289	289	288	0.3%
Planful, Inc. (Revolver)		SF	6.26%	9.95%	11/12/2025	12/28/2026	361	361	361	0.4%
Securly, Inc.	(16)	SF	7.10%	10.79%	11/12/2025	4/22/2027	997	997	997	1.0%
Securly, Inc.	(16)	SF	7.10%	10.94%	11/12/2025	4/22/2027	440	440	440	0.4%
Securly, Inc.	(16)	SF	7.10%	10.94%	11/12/2025	4/22/2027	380	380	380	0.4%
Securly, Inc.	(16)	SF	7.10%	10.94%	11/12/2025	4/22/2027	2,368	2,368	2,368	2.3%
Securly, Inc.	(16)	SF	7.10%	10.94%	11/12/2025	4/22/2027	230	230	230	0.2%
Securly, Inc. (Revolver)	(14)	SF	7.10%	10.94%	11/12/2025	4/22/2027	1,538	923	923	0.9%
ZI Intermediate II, Inc.	(16)	SF	5.25%	9.10%	11/14/2025	11/14/2031	12,500	12,457	12,505	12.3%
ZI Intermediate II, Inc. (Revolver)	(14)	SF	5.25%	9.10%	11/14/2025	11/14/2031	1,042	—	—	0.0%
							34,315	32,195	32,243	31.6%
Media: Advertising, Printing & Publishing
EverView AcquisitionCo, Inc.	(16)	SF	5.25%	9.04%	11/12/2025	9/3/2031	8,938	8,850	8,938	8.8%
EverView AcquisitionCo, Inc. (Delayed Draw)	(14)(15)	SF	5.25%	9.04%	11/12/2025	9/3/2031	2,750	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(14)	SF	5.25%	9.04%	11/12/2025	9/3/2031	2,063	—	—	0.0%
							13,751	8,850	8,938	8.8%
Retail
Pacvue Intermediate LLC	(16)	SF	5.25%	8.92%	11/19/2025	10/19/2027	963	963	964	1.0%
Pacvue Intermediate LLC	(16)	SF	5.25%	8.92%	11/19/2025	10/19/2027	303	303	303	0.3%
Pacvue Intermediate LLC (Revolver)	(14)	SF	5.25%	8.92%	11/19/2025	10/19/2027	152	—	—	0.0%
							1,418	1,266	1,267	1.3%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Business
Asset Reliability Bidco, Inc.	(8)(10)(16)	CA	5.25%	7.48%	12/1/2025	12/1/2031	1,819	$1,765	$1,819	1.8%
Asset Reliability Bidco, Inc.	(16)	SF	5.25%	9.04%	12/1/2025	12/1/2031	3,250	3,218	3,218	3.2%
Asset Reliability Bidco, Inc. (Delayed Draw)	(14)(15)	SF	5.25%	9.04%	12/1/2025	12/1/2031	1,190	—	—	0.0%
Asset Reliability Bidco, Inc. (Revolver)	(14)	SF	5.25%	9.04%	12/1/2025	12/1/2031	476	—	—	0.0%
Cdata Software, Inc.	(16)	SF	5.75%	9.44%	11/12/2025	7/18/2030	4,745	4,756	4,751	4.7%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.44%	11/12/2025	7/18/2030	439	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.44%	11/12/2025	7/18/2030	615	242	242	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	9.44%	11/12/2025	7/18/2030	527	—	—	0.0%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	2,625	2,634	2,634	2.6%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	1,373	1,378	1,378	1.4%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	492	494	494	0.5%
Cosmos Bidco, Inc.		SF	6.25%	9.87%	11/12/2025	9/14/2029	300	300	301	0.3%
Cosmos Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	9.87%	11/12/2025	9/14/2029	392	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(14)	SF	6.25%	9.87%	11/12/2025	9/14/2029	410	—	—	0.0%
Milrose Consultants, LLC	(16)	SF	6.60%	10.32%	11/12/2025	8/31/2028	104	104	104	0.1%
Milrose Consultants, LLC	(16)	SF	6.60%	10.32%	11/12/2025	8/31/2028	230	231	231	0.2%
Milrose Consultants, LLC	(16)	SF	6.65%	10.49%	11/12/2025	8/31/2028	2,870	2,876	2,875	2.8%
Milrose Consultants, LLC	(16)	SF	6.60%	10.32%	11/12/2025	8/31/2028	600	601	601	0.6%
Milrose Consultants, LLC	(16)	SF	6.60%	10.32%	11/12/2025	8/31/2028	1,098	1,100	1,100	1.1%
Milrose Consultants, LLC (Revolver)	(14)	SF	6.60%	10.32%	11/12/2025	8/31/2028	151	75	75	0.1%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.97%	11/12/2025	8/6/2030	1,629	1,625	1,646	1.6%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.97%	11/12/2025	8/6/2030	1,128	1,125	1,139	1.1%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.97%	11/12/2025	8/6/2030	1,556	1,552	1,571	1.6%
Rampart Exterior Services Buyer, Inc. (Revolver)	(14)	SF	5.25%	8.97%	11/12/2025	8/6/2030	589	—	—	0.0%
SingleStore, Inc.	(16)	SF	6.25%	9.14% Cash/ 1.00% PIK	11/12/2025	10/16/2031	11,124	11,016	11,013	10.9%
SingleStore, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	9.14% Cash/ 1.00% PIK	11/12/2025	10/16/2031	1,268	—	—	0.0%
SingleStore, Inc. (Revolver)	(14)	SF	6.25%	9.14% Cash/ 1.00% PIK	11/12/2025	10/16/2031	1,294	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(16)	SF	4.50%	8.28%	12/8/2025	12/8/2031	5,000	4,950	4,950	4.9%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(14)(15)	SF	4.50%	8.28%	12/8/2025	12/8/2031	1,563	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(14)	SF	4.50%	8.28%	12/8/2025	12/8/2031	781	—	—	0.0%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.49%	11/12/2025	6/11/2031	987	987	988	1.0%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.49%	11/12/2025	6/11/2031	2,171	2,171	2,172	2.1%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.49%	11/12/2025	6/11/2031	493	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	5.50%	9.49%	11/12/2025	6/11/2031	197	—	—	0.0%
							53,486	43,200	43,302	42.8%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Clydesdale Holdings, LLC	(16)	SF	6.40%	10.09%	11/6/2025	6/23/2028	1,563	$1,563	$1,563	1.6%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.59%	11/6/2025	6/23/2028	1,428	1,414	1,417	1.4%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.59%	11/6/2025	6/23/2028	2,031	2,012	2,015	2.0%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.75%	11/12/2025	2/26/2027	680	680	680	0.7%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.75%	11/12/2025	2/28/2027	1,388	1,390	1,392	1.4%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.75%	11/12/2025	2/26/2027	1,151	1,151	1,151	1.1%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.75%	11/12/2025	2/26/2027	1,274	1,276	1,277	1.3%
Kar Wash Holdings, LLC (Revolver)		SF	5.76%	9.63%	11/12/2025	2/26/2027	419	419	419	0.4%
							9,934	9,905	9,914	9.9%
Telecommunications
DataOnline Corp.	(16)	SF	5.40%	9.24%	11/6/2025	11/13/2026	4,821	4,831	4,832	4.8%
DataOnline Corp. (Revolver)	(14)	SF	5.40%	9.09%	11/12/2025	11/13/2026	244	171	171	0.2%
							5,065	5,002	5,003	5.0%
Transportation: Cargo
Epika Fleet Services, Inc.	(16)	SF	5.00%	8.69%	11/12/2025	4/17/2031	1,564	1,579	1,579	1.6%
Epika Fleet Services, Inc.	(16)	SF	5.00%	8.84%	11/12/2025	4/17/2031	414	418	418	0.4%
Epika Fleet Services, Inc. (Delayed Draw)	(14)(15)	SF	5.00%	8.69%	11/12/2025	4/17/2031	4,791	2,955	2,984	2.9%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.00%	8.69%	11/12/2025	4/17/2031	2,645	—	—	0.0%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	10.14%	11/12/2025	3/8/2027	2,139	2,134	2,138	2.1%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	10.14%	11/12/2025	3/8/2027	439	438	439	0.4%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	10.14%	11/12/2025	3/8/2027	995	993	994	1.0%
RD Last Mile Holdings, LLC (Revolver)	(14)	SF	6.15%	10.14%	11/12/2025	3/8/2027	554	—	—	0.0%
							13,541	8,517	8,552	8.4%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							219,167	179,747	180,094	177.8%

Equity Investments (7) (11) (12)
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (2,601 Class A units)		—	—	—	11/19/2025	—	—	2,549	2,678	2.6%
								2,549	2,678	2.6%
Environmental Industries
Volt Bidco, Inc. (311 shares of common stock)		—	—	—	11/19/2025	—	—	332	275	0.3%
								332	275	0.3%
High Tech Industries
Pathlock, Inc. (537 Series A preferred shares)		—	—	—	11/19/2025	—	—	348	344	0.3%
Planful, Inc. (154,557 Class A units)		n/a	n/a	8.00% PIK	11/19/2025	—	—	397	401	0.4%
Planful, Inc. (11,693 Class B options)		—	—	—	11/19/2025	—	—	15	15	0.0%
								760	760	0.7%
Services: Business
Cosmos Bidco, Inc. (164,077 Class A membership interest)		—	—	—	11/19/2025	—	—	191	186	0.2%
Rampart Exterior Services Buyer, Inc. (725 Series A-2 preferred units)		n/a	n/a	10.00% PIK	11/19/2025	—	—	688	914	0.9%
SingleStore, Inc. (1,410,256 shares of common stock)		—	—	—	11/19/2025	—	—	1,410	1,410	1.4%
								2,289	2,510	2.5%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Services: Consumer
Kar Wash Holdings, LLC (7,922 Series A preferred units)		—	—	—	11/19/2025	—	—	$15	$26	0.0%
Kar Wash Holdings, LLC (43,954 Class A units)		—	—	—	11/19/2025	—	—	68	130	0.1%
								83	156	0.1%
Transportation: Cargo
RD Last Mile Holdings, LLC (2,216,479 shares of common stock)	(13)	—	—	—	11/19/2025	—	—	3,668	4,560	4.5%
								3,668	4,560	4.5%
Total Non-Controlled/Non-Affiliate Equity Investments								9,681	10,939	10.7%

Total Non-Controlled/Non-Affiliate Company Investments								$189,428	$191,033	188.5%

TOTAL INVESTMENTS								$189,428	$191,033	188.5%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$41	AUD	63	Bannockburn Global Forex, LLC	4/2/2026	$(1)
Foreign currency forward contract	$36	AUD	55	Bannockburn Global Forex, LLC	7/3/2026	(1)
Foreign currency forward contract	$34	AUD	53	Bannockburn Global Forex, LLC	10/2/2026	(1)
Foreign currency forward contract	$33	AUD	51	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	7/2/2027	(2)
Foreign currency forward contract	$32	AUD	50	Bannockburn Global Forex, LLC	10/5/2027	(2)
Foreign currency forward contract	$31	AUD	50	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$31	AUD	51	Bannockburn Global Forex, LLC	4/5/2028	(2)
Foreign currency forward contract	$3,740	AUD	6,050	Bannockburn Global Forex, LLC	7/5/2028	(298)
Foreign currency forward contract	$34	AUD	47	Bannockburn Global Forex, LLC	3/4/2026	—
Foreign currency forward contract	$11	CAD	16	Bannockburn Global Forex, LLC	4/6/2026	—
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$36	CAD	48	Bannockburn Global Forex, LLC	10/5/2026	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	1/5/2027	—
Foreign currency forward contract	$39	CAD	54	Bannockburn Global Forex, LLC	4/5/2027	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/6/2027	—
Foreign currency forward contract	$41	CAD	56	Bannockburn Global Forex, LLC	10/5/2027	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	1/4/2028	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	4/4/2028	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/5/2028	(1)
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/3/2028	(1)
Foreign currency forward contract	$1,790	CAD	2,496	Bannockburn Global Forex, LLC	1/3/2029	(29)
						$(343)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of Monroe Capital Enhanced Corporate Lending Fund’s (together with its consolidated wholly-owned subsidiaries, the “Fund”) investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. As of December 31, 2025 all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Canadian Overnight Repo Rate Average ("CORRA" or "CA"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Fund has provided the spread over SOFR or CORRA, as applicable, and the current contractual interest rate in effect at December 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Fund’s portfolio company investments, which as of December 31, 2025 represented 188.5% of the Fund’s net assets or 94.5% of the Fund’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee. (as defined in Note 4 in the accompanying notes to the consolidated financial statements). See Note 4 in the accompanying notes to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.
(5)    Percentages are based on net assets of $101,317 as of December 31, 2025.
(6)    The headquarters of this portfolio company is located in Australia.
(7)    Represents less than 5% ownership of the portfolio company’s voting securities.
(8)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(9)    This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(10)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of December 31, 2025, non-qualifying assets totaled 3.9% of the Fund’s total assets (at fair value).
(11)    Investments without an interest rate are non-income producing.
(12)    Ownership of certain equity investments may occur through a holding company or partnership.
(13)    Investment is held by a taxable subsidiary of the Fund. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund’s wholly-owned taxable subsidiaries.
(14)    All or a portion of this commitment was unfunded at December 31, 2025. As such, interest is earned only on the funded portion of this commitment.
(15)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Fund.
(16)    All or a portion of this security was held in MLEND Financing SPV I LLC as collateral for the DB Credit Facility.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)

Note 1. Organization and Principal Business
Monroe Capital Enhanced Corporate Lending Fund (the “Fund”) is a Delaware statutory trust formed on March 3, 2025. The Fund is an externally managed, non-diversified, closed-end management investment company which elected on November 20, 2025 (the "BDC Election Date") to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Fund had no substantive operating activities prior to November 6, 2025. The Fund’s investment objective is to provide investors with consistent current income and attractive risk-adjusted returns that are less correlated with public markets.
Prior to the BDC Election Date, Monroe Capital Management Advisors, LLC (“MC Management”), a registered investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”), served as the Fund’s investment adviser pursuant to an investment advisory agreement (the “MC Management Advisory Agreement”) and as the Fund’s administrator (in such capacity, the “Administrator”), pursuant to an administration agreement (the “Administration Agreement”). In connection with the Fund’s election to be regulated as a BDC under the 1940 Act, effective as of the BDC Election Date, the MC Management Advisory Agreement was terminated, and the Fund entered into an investment advisory agreement (the “Advisory Agreement”) with Monroe Capital BDC Advisors, LLC (“MC Advisors”), pursuant to which MC Advisors serves as the Fund’s investment adviser. Following the BDC Election Date, MC Management continues to serve as the Administrator for the Fund.
The term “Adviser” as used in this report refers (i) to MC Management in its capacity as the Fund’s investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as the Fund’s investment adviser following the Fund’s entry into the Advisory Agreement on the BDC Election Date.
On May 6, 2025, the Fund received an exemptive order from the U.S. Securities and Exchange Commission ("SEC"), that permits the Fund to issue any multiple classes of its common shares of beneficial interests (the “Common Shares”) with, among others, different ongoing shareholder servicing and/or distribution fees (the “Multi-Class Exemptive Relief”). Pursuant to the Multi-Class Exemptive Relief, the Fund offers on a continuous basis up to $1.0 billion of its Common Shares, including Class S shares, Class D shares and Class I shares, pursuant to an offering (the “Public Offering”) registered with the SEC. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Public Offering is a “best efforts” offering, which means that InspereX LLC, the managing dealer for the Public Offering, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares.
On July 7, 2025, Monroe Capital Onshore Holdco LLC (the "Initial Seed Investor"), an affiliate of the Adviser, invested $15 in Class I shares as a seed investment in the Fund (the “Initial Seed Investment”), in connection with which the Initial Seed Investor received an aggregate of 600 Class I shares at $25.00 per share. In addition, on November 6, 2025, another affiliate of the Adviser invested $100,000 in Class I shares (the “Seed Contribution”), in connection with which investor received an aggregate of 3,947,888 Class I shares at $25.33 per share and the Fund commenced investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. The Fund has not offered or sold any of its Class S or Class D shares. In order to avoid the blind-pool aspects typically associated with the launch of a new fund, the Fund used the proceeds from the Seed Contribution, along with borrowings, to purchase portfolio investments in accordance with the Fund's investment objectives. See Note 5 for additional information on these purchases.
On September 25, 2025, the Fund created a wholly-owned subsidiary, MLEND Financing SPV I LLC ("MLEND Financing SPV"), for purposes of entering into a senior secured revolving credit facility (as amended and/or restated from time to time, the “DB Credit Facility”) with Deutsche Bank AG, New York Branch. See Note 6 for additional information on the DB Credit Facility.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying consolidated financial statements of the Fund and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Articles 6 and 12 of Regulation S-X. The Fund has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). The Fund’s first annual fiscal period ended on December 31, 2025.
As an emerging growth company, the Fund intends to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires the Fund to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the valuation of investments.
Consolidation
As permitted under ASC Topic 946, the Fund will generally not consolidate a portfolio company in which it has invested other than an investment company subsidiary or a controlled operating company whose business consists of providing services to the Fund. Accordingly, the Fund consolidated the results of its wholly-owned subsidiaries, including MLEND Financing SPV (the "Non-Taxable Subsidiary") and MLEND Holding Company I, LLC, the Fund’s wholly-owned taxable subsidiary (the “Taxable Subsidiary”, and together with the Non-Taxable Subsidiary, the "Subsidiaries"), in its consolidated financial statements. The purpose of the Taxable Subsidiary is to permit the Fund to hold equity investments in portfolio companies that are taxed as partnerships for U.S. federal income tax purposes while complying with the “source of income” requirements contained in the RIC tax provisions of the Code. The Taxable Subsidiary is not consolidated with the Fund for U.S. federal corporate income tax purposes, and the Taxable Subsidiary is subject to U.S. federal corporate income tax on its taxable income. All intercompany balances and transactions have been eliminated.
Fair Value of Financial Instruments
The Fund applies fair value to substantially all of its financial instruments in accordance with ASC Topic 820 – Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework used to measure fair value, and requires disclosures for fair value measurements, including the categorization of financial instruments into a three-level hierarchy based on the transparency of valuation inputs. See Note 4 for further discussion regarding the fair value measurements and hierarchy.
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Fund believes that the carrying amounts of its other financial instruments such as cash and cash equivalents, restricted cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Revenue Recognition
The Fund’s revenue recognition policies are as follows:
Investments and related investment income: Interest and dividend income is recorded on the accrual basis to the extent that the Fund expects to collect such amounts. Interest income is accrued based upon the outstanding principal amount and contractual terms of debt and preferred equity investments. Interest is accrued on a daily basis. The Fund records fees on loans based on the determination of whether the fee is considered a yield enhancement or payment for a service. If the fee is considered a yield enhancement associated with a funding of cash on a loan, the fee is generally deferred and recognized into interest income using the effective interest method if captured in the cost basis or using the straight-line method if the loan is unfunded and therefore there is no cost basis. If the fee is not considered a yield enhancement because a service was provided, and the fee is payment for that service, the fee is deemed earned and recorded as other income in the period the service is completed.
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the period from March 3, 2025 (date of inception) to December 31, 2025, the Fund did not receive return of capital distributions from its equity investments.
The Fund has certain investments in its portfolio that contain a payment-in-kind (“PIK”) provision, which represents contractual interest or dividends that are added to the principal balance and recorded as income. The Fund stops accruing PIK interest or PIK dividends when it is determined that PIK interest or PIK dividends are no longer collectible. To maintain RIC tax treatment, and to avoid incurring corporate U.S. federal income tax, substantially all income accrued from PIK provisions must be paid out to shareholders in the form of distributions, even though the Fund has not yet collected the cash.
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $777 as of December 31, 2025. Upfront loan origination and closing fees received for the period from March 3, 2025 (date of inception) to December 31, 2025 totaled $952. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.
The components of the Fund’s investment income were as follows:

For the period from March 3, 2025 (date of inception) to December 31, 2025
Interest income	$2,225
PIK interest income	115
Dividend income (1)	9
Accretion of discounts and amortization of premiums	37
Total investment income	$2,386
_________________________________________
(1)During the period from March 3, 2025 (date of inception) to December 31, 2025, dividend income includes PIK dividends of $9.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statement of operations. Changes in the fair value of investments from the prior period, as determined through the application of the Fund’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statement of operations.
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Fund may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of December 31, 2025, the Fund had no borrowers with a debt or preferred equity investment on non-accrual status.
Distributions
To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Fund's Board and will depend on the Fund's earnings, financial condition, maintenance of the Fund's tax treatment as a RIC, compliance with applicable BDC regulations and provisions in the Fund's financing arrangements and such other factors as the Fund's Board may deem relevant from time to time. As a result, the Fund's distribution rates and payment frequency may vary from time to time. Any distribution to shareholders is declared out of assets legally available for distribution. Net realized capital gains, if any, are generally distributed at least annually.
The determination of the tax attributes for the Fund’s distributions is made annually, based upon its taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital.
The Fund has adopted a distribution reinvestment plan (the "DRIP") whereby shareholders (other than those located in specific states or who are clients of selected participating brokers) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash. See Note 9 for additional information on the Fund’s distributions and the DRIP.
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting, the Fund has determined that it has a single reporting segment and operating unit structure. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets. See Note 13 for additional information on the Fund’s segment accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Fund deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Fund’s deposits are held in high-quality financial institutions. As of December 31, 2025, the Fund held no cash denominated in foreign currencies.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within MLEND Financing SPV. Cash and cash equivalents held within MLEND Financing SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Fund. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of December 31, 2025, restricted cash and cash equivalents consisted of the following:

December 31, 2025
Restricted cash and cash equivalents:
DB Credit Facility	$6,524
Total restricted cash and cash equivalents	$6,524
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. As of December 31, 2025, the Fund had unamortized debt issuance costs of $2,332 presented as a direct reduction of the carrying amount of debt on the consolidated statement of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statement of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the period from March 3, 2025 (date of inception) to December 31, 2025, was $81.
Organizational and Offering Costs and Expenses
Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organizational and offering costs are subject to the expense support and conditional reimbursement agreement (the “Expense Support Agreement”). MC Advisors agreed to advance all of the Fund’s organization and offering expenses on the Fund’s behalf through the date on which the Public Offering commenced and paid for $1,000 of the Fund’s organization and offering expenses on the Fund’s behalf without reimbursement or recoupment. Thereafter, pursuant to the Expense Support Agreement, MC Advisors will be obligated to advance the Fund’s Operating Expenses (as defined below, which includes organization and offering expenses) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. See Note 5 for additional information on the Expense Support Agreement.
For the period from March 3, 2025 (date of inception) to December 31, 2025, the Adviser has incurred $1,670 in organizational costs in addition to the $1,000 the Adviser paid without reimbursement or recoupment. As of December 31, 2025, the Fund recorded $1,510 as Due to Advisor on the consolidated statement of assets and liabilities for the portion of these costs not yet reimbursed.
Investments Denominated in Foreign Currency
At each balance sheet date, portfolio company investments denominated in foreign currencies are translated into U.S. dollars using the spot exchange rate on the last business day of the period. Purchases and sales of foreign portfolio company investments, and any income from such investments, are translated into U.S. dollars using the rates of exchange prevailing on the respective dates of such transactions.
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Fund does not isolate the portion of the change in fair value resulting from foreign currency exchange rates fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on the Fund’s consolidated statement of operations.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Investments denominated in foreign currencies and foreign currency transactions may involve certain consideration and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Derivative Instruments
The Fund has entered and may continue to enter into foreign currency forward contracts to reduce the Fund’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Fund agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts is recorded on the Fund’s consolidated statement of assets and liabilities by counterparty on a net basis.
The Fund does not utilize hedge accounting and as such values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) on foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) on foreign currency forward contracts on the Fund’s consolidated statement of operations.
Income Taxes
The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Fund maintains its status as a RIC and makes the requisite distributions to shareholders, it generally will not be subject to U.S. federal corporate-level income taxes on any net ordinary income or capital gains that it timely distributes to shareholders as dividends
To qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Fund's capital gain exceeds the Fund's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the period from March 3, 2025 (date of inception) to December 31, 2025 the Fund recorded no net expense on the consolidated statement of operations for U.S. federal excise tax. As of December 31, 2025, the Fund recorded no accrual for U.S. federal excise taxes included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.
The Fund’s consolidated Taxable Subsidiary may be subject to U.S. federal and state corporate-level income taxes. For the period from March 3, 2025 (date of inception) to December 31, 2025 the Fund recorded no net tax expenses on the consolidated statement of operations for this subsidiary. As of December 31, 2025, there were no payables for corporate-level income taxes.
The Fund accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not take any material uncertain income tax positions through December 31, 2025. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service ("IRS") for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Subsequent Events
The Fund has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-K or would be required to be recognized in the consolidated financial statements as of and for the period from March 3, 2025 (date of inception) to December 31, 2025, except as disclosed in Note 14.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) (“ASU 2023-09”), which updates income tax disclosure requirements related to rate reconciliation, income taxes paid and other disclosures. ASU 2023-09 is effective for public business entities for annual reporting periods beginning after December 15, 2024 and is to be adopted on a prospective basis with the option to apply retrospectively. The Fund has adopted ASU 2023-09 effective December 31, 2025 and concluded that the application of this guidance did not have any material impact on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ended March 31, 2028. Early adoption and retrospective application are permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03.
Note 3. Investments
The following tables show the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2025
Amortized Cost:
Senior secured loans	$179,747	94.9%
Equity investments	9,681	5.1
Total	$189,428	100.0%

	December 31, 2025
Fair Value:
Senior secured loans	$180,094	94.3%
Equity investments	10,939	5.7
Total	$191,033	100.0%
The following tables show the composition of the Fund’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)

	December 31, 2025
Amortized Cost:
United States:
Midwest	$23,330	12.3%
Northeast	67,225	35.5
Southeast	47,036	24.8
Southwest	5,986	3.2
West	41,923	22.1
International	3,928	2.1
Total	$189,428	100.0%

	December 31, 2025
Fair Value:
United States:
Midwest	$23,560	12.3%
Northeast	67,371	35.3
Southeast	48,317	25.3
Southwest	5,990	3.1
West	41,831	21.9
International	3,964	2.1
Total	$191,033	100.0%
The following tables show the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	December 31, 2025
Amortized Cost:
Automotive	$7,471	3.9%
Banking	1,623	0.9
Chemicals, Plastics & Rubber	6,931	3.7
Consumer Goods: Durable	4,906	2.6
Consumer Goods: Non-Durable	9,935	5.2
Environmental Industries	5,124	2.7
FIRE: Finance	7,419	3.9
Healthcare & Pharmaceuticals	30,284	16.0
High Tech Industries	32,955	17.4
Media: Advertising, Printing & Publishing	8,850	4.7
Retail	1,266	0.6
Services: Business	45,489	24.1
Services: Consumer	9,988	5.3
Telecommunications	5,002	2.6
Transportation: Cargo	12,185	6.4
Total	$189,428	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)

	December 31, 2025
Fair Value:
Automotive	$7,474	3.9%
Banking	1,620	0.8
Chemicals, Plastics & Rubber	6,930	3.6
Consumer Goods: Durable	5,082	2.7
Consumer Goods: Non-Durable	9,914	5.2
Environmental Industries	5,032	2.6
FIRE: Finance	7,456	3.9
Healthcare & Pharmaceuticals	30,320	15.9
High Tech Industries	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.7
Retail	1,267	0.7
Services: Business	45,812	24.0
Services: Consumer	10,070	5.3
Telecommunications	5,003	2.6
Transportation: Cargo	13,112	6.8
Total	$191,033	100.0%

Note 4. Fair Value Measurements
Investments
The Fund values all investments in accordance with ASC Topic 820. ASC Topic 820 requires enhanced disclosures about assets and liabilities that are measured and reported at fair value. As defined in ASC Topic 820, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters, or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation models involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the assets or liabilities or market and the assets’ or liabilities’ complexity.
ASC Topic 820 establishes a hierarchical disclosure framework which prioritizes and ranks the level of market price observability of inputs used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.
Based on the observability of the inputs used in the valuation techniques, the Fund is required to provide disclosures on fair value measurements according to the fair value hierarchy. The fair value hierarchy ranks the observability of the inputs used to determine fair values. Investments carried at fair value are classified and disclosed in one of the following three categories:
•Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.
•Level 2 – Valuations based on inputs other than quoted prices in active markets, including quoted prices for similar assets or liabilities, which are either directly or indirectly observable.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
•Level 3 – Valuations based on inputs that are unobservable and significant to the overall fair value measurement. This includes situations where there is little, if any, market activity for the assets or liabilities. The inputs into the determination of fair value are based upon the best information available and may require significant management judgment or estimation.
In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an asset’s or liability’s categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.
Under Rule 2a-5 of the 1940 Act, the Board of Trustees (the "Board") has designated MC Advisors as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations. The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Fund’s investments that are not publicly traded or whose market prices are not readily available based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Designee’s valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The Valuation Designee’s valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.
With respect to investments for which market quotations are not readily available, the Valuation Designee undertakes a multi-step valuation process each quarter, as described below:
•the quarterly valuation process begins with each portfolio company or investment being initially evaluated and rated by the investment professionals of the Valuation Designee responsible for the credit monitoring of the portfolio investment;
•the Valuation Designee engages independent valuation firms to conduct independent appraisals of a selection of investments for which market quotations are not readily available. The Valuation Designee will consult with an independent valuation firm relative to each portfolio company at least once in every calendar year, but the independent appraisals are generally received at least quarterly for each investment;
•to the extent an independent valuation firm is not engaged to conduct an investment appraisal on an investment for which market quotations are not readily available in a particular quarter, the investment will be valued by the Valuation Designee;
•preliminary valuation conclusions are then documented and discussed with the valuation committee of the Valuation Designee;
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to allow the Board to perform its oversight duties of the valuation process and the Valuation Designee.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The accompanying consolidated schedules of investments held by the Fund consist primarily of private debt instruments (“Level 3 debt”). The Valuation Designee generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Valuation Designee generally considers the Fund’s Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner; the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of its debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent transactions, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made.
Under the market approach, the enterprise value methodology is typically utilized to determine the fair value of an investment. There is no one methodology to estimate enterprise value and, in fact, for any one portfolio company, enterprise value is generally best expressed as a range of values, from which the Valuation Designee derives a single estimate of enterprise value. In estimating the enterprise value of a portfolio company, the Valuation Designee analyzes various factors consistent with industry practice, including but not limited to original transaction multiples, the portfolio company’s historical and projected financial results, applicable market trading and transaction comparables, applicable market yields and leverage levels, the nature and realizable value of any collateral, the markets in which the portfolio company does business, and comparisons of financial ratios of peer companies that are public. Typically, the enterprise values of private companies are based on multiples of earnings before interest, income taxes, depreciation and amortization (“EBITDA”), cash flows, net income, revenues, or in limited cases, book value.
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that the Fund and others may be willing to pay. Ask prices represent the lowest price that the Fund and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as its best estimate of fair value of such investment.
As of December 31, 2025, the Valuation Designee determined, in good faith, the fair value of the Fund’s portfolio investments in accordance with GAAP and the Fund’s valuation procedures based on the facts and circumstances known by the Fund and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Fund’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of December 31, 2025:

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$180,094	$180,094
Equity investments		—	10,939	10,939
Total investments, at fair value:	$—	$—	$191,033	$191,033
Foreign currency forward contracts asset (liability)	$—	$(343)	$—	$(343)
Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans in the Fund's investment portfolio ranged from 7.48% to 10.94% at December 31, 2025. The maturity dates on the loans outstanding at December 31, 2025 range between May 2026 and December 2032.
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the period from March 3, 2025 (date of inception) to December 31, 2025:

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of March 3, 2025 (date of inception)	$—	$—	$—
Net change in unrealized gain (loss) on investments	347	1,257	1,604
Purchases of investments and other adjustments to cost (1)	181,946	9,681	191,627
Proceeds from principal payments and sales of investments (2)	(2,198)	—	(2,198)
Balance as of December 31, 2025	$180,095	$10,938	$191,033
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
The total net change in unrealized gain (loss) on investments included on the consolidated statement of operations for the period from March 3, 2025 (date of inception) to December 31, 2025, attributable to Level 3 investments still held at December 31, 2025, was $1,604. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 for the period from March 3, 2025 (date of inception) to December 31, 2025.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Significant Unobservable Inputs
ASC Topic 820 requires disclosure of quantitative information about the significant unobservable inputs used in the valuation of assets and liabilities classified as Level 3 within the fair value hierarchy. Disclosure of this information is not required in circumstances where a valuation (unadjusted) is obtained from a third-party pricing service and the information regarding the unobservable inputs is not reasonably available to the Fund and as such, the disclosures provided below exclude those investments valued in that manner. The tables below are not intended to be all-inclusive, but rather to provide information on significant unobservable inputs and valuation techniques used by the Valuation Designee.
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Fund's Level 3 investments as of December 31, 2025:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$93,187	Discounted cash flow	EBITDA multiples	11.2x	6.8x	19.6x
			Market yields	9.4%	7.5%	13.0%
Senior secured loans	84,503	Discounted cash flow	Revenue multiples	6.8x	4.4x	14.5x
			Market yields	9.6%	7.5%	12.8%
Senior secured loans	2,404	Enterprise value	EBITDA multiples	7.8x	7.8x	7.8x
Equity investments	8,308	Enterprise value	EBITDA multiples	9.0x	7.3x	10.5x
Equity investments	2,356	Enterprise value	Revenue multiples	6.3x	5.0x	8.3x
Equity investments	275	Option pricing model	Volatility	70.0%	70.0%	70.0%
Total Level 3 Assets	$191,033
_________________________________________
(1)The weighted average mean of unobservable inputs is based on the fair value of investments.
The significant unobservable input used in the income approach of fair value measurement of the Fund’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
The significant unobservable inputs used in the market approach of fair value measurement of the Fund’s investments are the market multiples of EBITDA or revenue of the comparable guideline public companies. The Valuation Designee selects a population of public companies for each investment with similar operations and attributes of the portfolio company. Using these guideline public companies’ data, a range of multiples of enterprise value to EBITDA or revenue is calculated. The Valuation Designee selects percentages from the range of multiples for purposes of determining the portfolio company’s estimated enterprise value based on said multiple and generally the latest twelve months EBITDA or revenue of the portfolio company (or other meaningful measure). Increases (decreases) in the multiple will result in an increase (decrease) in enterprise value, resulting in an increase (decrease) in the fair value estimate of the investment.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Other Financial Assets and Liabilities
ASC Topic 820 requires disclosure of the fair value of financial instruments for which it is practical to estimate such value. The Fund believes that the carrying amounts of its other financial instruments such as cash and restricted cash and cash equivalents, receivables and payables approximate the fair value of such items due to the short maturity of such instruments.
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Fund's debt as of December 31, 2025:

	December 31, 2025
	Carrying Value(1)	Fair Value
DB Credit Facility	$97,068	$97,068
Total Debt	$97,068	$97,068
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Fund’s debt obligations according to the fair value hierarchy:

December 31, 2025
Level 1	$—
Level 2	—
Level 3	97,068
Total Debt	$97,068
Note 5. Transactions with Related Parties
MC Advisors, subject to the overall supervision of the Fund’s Board of Trustees, serves as the Fund's investment adviser pursuant to the Advisory Agreement, which the Fund entered into with MC Advisors on the BDC Election Date. Prior to the BDC Election Date, MC Management served as our investment adviser pursuant to the MC Management Advisory Agreement. Each of MC Management and MC Advisors is registered as an investment adviser under the Advisers Act.
Prior to the BDC Election Date, the Fund was required to pay MC Management a fee for its services under the MC Management Advisory Agreement consisting of two components: a management fee and an incentive fee. The management fee and incentive fee calculations and structure under the MC Management Advisory Agreement were substantially identical to the management fee and incentive fee calculations and structure under the Advisory Agreement, as described below.
The Fund pays MC Advisors a fee for its services under the Advisory Agreement consisting of two components: a management fee and an incentive fee. The cost of both the management fee and the incentive fee are ultimately borne by the shareholders.
Management Fee: The management fee is payable monthly in arrears at an annual rate of 1.25% of the Fund's average total assets, which includes assets financed using leverage; provided, however, that no management fee will be charged on the value of the Fund's total assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act. This has the effect of not charging management fees on the value of the portion of our total assets financed with borrowed funds or other forms of leverage in excess of regulatory leverage of 1:1 debt-to-equity. For purposes of calculating the management fee under the Advisory Agreement, the Fund's average total assets are calculated based on the Fund's total asset balances as of the beginning and end of the respective calendar month.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
During the period starting on the date of entry into the Advisory Agreement through December 31, 2026 (the "Advisory Fee Waiver Period"), MC Advisors has voluntarily agreed to waive a portion of the management fee such that, during the Advisory Fee Waiver Period, the management fee is payable monthly in arrears at an annual rate of 0.95% of the Fund’s average total assets, which includes assets financed using leverage; provided, however, that no management fee will be charged on the value of our total assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act. Amounts waived by the Adviser during the Advisory Fee Waiver Period are not subject to recoupment by the Adviser. MC Management also voluntarily agreed to the same management fee waiver for the period prior to the BDC Election Date.
Base management fees for the period from March 3, 2025 (date of inception) to December 31, 2025 were $207, of which MC Management and MC Advisors elected to voluntarily waive $65.
Incentive Fee: The incentive fee under the Advisory Agreement consists of two components that are independent of each other, with the result that one component may be payable even if the other is not. A portion of the incentive fee is based on a percentage of the Fund's income (part one incentive fees) and a portion is based on a percentage of the Fund's capital gains (part two incentive fees), each as described below.
Incentive Fee Based on Income: The portion based on the Fund's income is based on Pre-Incentive Fee Net Investment Income Returns for the calendar quarter. “Pre-Incentive Fee Net Investment Income Returns” means, as the context requires, either the dollar value of, or percentage rate of return on the value of the Fund's net assets in accordance with GAAP at the end of the immediately preceding quarter from, dividends, cash interest or other distributions or other cash income and any third-party fees received from portfolio companies (such as upfront fees, commitment fees, origination fee, amendment fees, ticking fees and break-up fees, as well as prepayments premiums, but excluding fees for providing managerial assistance and fees earned by MC Advisors or an affiliate) accrued during the quarter, minus operating expenses for the quarter (including any management fee, taxes, any expenses payable under the Advisory Agreement (and, to the extent applicable, the MC Management Advisory Agreement) and the Administration Agreement, any expense of securitizations, and interest expense or other financing fees and any dividends paid on preferred shares, but excluding incentive fees and shareholder servicing and/or distribution fees). Pre-Incentive Fee Net Investment Income Returns includes, in the case of investments with a deferred interest feature (such as original issue discount, debt instruments with PIK interest and zero-coupon securities), accrued income that the Fund has not yet received in cash. Pre-Incentive Fee Net Investment Income Returns do not include any realized capital gains, realized capital losses or unrealized capital appreciation or depreciation. The impact of expense support payments and recoupments are also excluded from Pre-Incentive Fee Net Investment Income Returns.
Pre-Incentive Fee Net Investment Income Returns, expressed as a rate of return on the value of the Fund's net assets at the end of the immediately preceding quarter, is compared to a “hurdle rate” of return of 1.50% per quarter (6.0% annualized).
Under the Advisory Agreement, the Fund is required to pay MC Advisors an incentive fee quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income Returns (part one incentive fees) in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% (6.0% annualized);
•100% of the dollar amount of the Fund's Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.7143% (7.04% annualized). The Fund refers to this portion of the Fund Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than or equal to 1.7143%) as the “catch-up.” The “catch-up” is meant to provide MC Advisors with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.7143% in any calendar quarter; and

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
•12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.7143% (7.04% annualized). This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to MC Advisors.
However, during the Advisory Fee Waiver Period, MC Advisors has voluntarily agreed to waive all or any portion of the incentive fee based on Pre-Incentive Fee Net Investment Income Returns it would be entitled to receive under the Advisory Agreement. Amounts waived by the Adviser during the Advisory Fee Waiver Period are not subject to recoupment by the Adviser. MC Management also voluntarily agreed to the same fee waiver of the incentive fee based on Pre-Incentive Fee Net Investment Income Return for the period prior to the BDC Election Date.
Incentive Fee Based on Capital Gains: The second component of the incentive fee under the Advisory Agreement, the capital gains incentive fee (part two incentive fees), is payable at the end of each calendar year in arrears. The amount payable equals:
•12.5% of cumulative realized capital gains from inception through the end of such calendar year, computed net of all realized capital losses and unrealized capital depreciation on a cumulative basis, as calculated in accordance with GAAP, less the aggregate amount of any previously paid incentive fee on capital.
Each year, the fee paid for the capital gains incentive fee is net of the aggregate amount of any previously paid capital gains incentive fee for all prior periods. The Fund will accrue, but will not pay, a capital gains incentive fee with respect to unrealized appreciation because a capital gains incentive fee would be owed to MC Advisors if the Fund were to sell the relevant investment and realize a capital gain. In no event will the capital gains incentive fee payable pursuant to the Advisory Agreement be in excess of the amount permitted by the Advisers Act, including Section 205 thereof. MC Management voluntarily agreed to waive all or any portion of the capital gains incentive fee payable to it under the MC Management Advisory Agreement for the period prior to the BDC Election Date.
While the Advisory Agreement neither includes nor contemplates the inclusion of unrealized gains in the calculation of the capital gains incentive fee, pursuant to an interpretation of an American Institute for Certified Public Accountants Technical Practice Aid for investment companies, the Fund includes unrealized gains in the calculation of the capital gains incentive fee expense and related accrued capital gains incentive fee. This accrual reflects the incentive fees that would be payable to MC Advisors if the Fund's entire portfolio was liquidated at its fair value as of the balance sheet date even though MC Advisors is not entitled to an incentive fee with respect to unrealized gains unless and until such gains are actually realized.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The composition of the Fund’s incentive fees for the period from March 3, 2025 (date of inception) to December 31, 2025 was as follows:

For the period from March 3, 2025 (date of inception) to December 31, 2025
Part one incentive fees (1)	$148
Part two incentive fees (2)	161
Total incentive fees	$309
Incentive fee waivers (3)	(148)
Total incentive fees, net of incentive fee waivers	$161
_________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Fund accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Fund will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss). For the period from March 3, 2025 (date of inception) through December 31, 2025, the Fund accrued capital gains incentive fees of $161 based on the unrealized appreciation of portfolio investments, none of which was payable to MC Advisors under the Advisory Agreement.
(3)Represents part one incentive fees voluntarily waived by MC Advisors and MC Management.
Reimbursement under the Administration Agreement: The Fund has entered into the Administration Agreement with MC Management, under which MC Management will furnish the Fund with office facilities and equipment and provide the Fund clerical, bookkeeping and record keeping and other administrative services at such facilities. Under the Administration Agreement, MC Management will perform, or oversee the performance of, the Fund’s required administrative services, which include, among other things, being responsible for the financial records that the Fund is required to maintain and preparing reports to the Fund’s shareholders and reports filed with the SEC. MC Management will also assist the Fund in determining and publishing the Fund’s net asset value, oversee the preparation and filing of the Fund’s tax returns, disseminate reports to the Fund’s shareholders and generally oversee the payment of the Fund’s expenses and the performance of administrative and professional services rendered to the Fund by others.
Under the Administration Agreement, the Fund will reimburse MC Management, subject to the review of the Board, for its allocable portion of MC Management’s overhead and other expenses incurred by MC Management in performing its obligations under the Administration Agreement, including the allocable portion of the compensation and other expenses of certain officers, including the Fund’s allocable portion of the cost of the chief financial officer and chief compliance officer and their respective staffs. To the extent that MC Management outsources any of its functions, the Fund will pay the fees associated with such functions on a direct basis, without incremental profit to MC Management.
For the period from March 3, 2025 (date of inception) through December 31, 2025 the Fund incurred $588 in administrative expenses (included within professional fees, administrative service fees, and general and administrative expenses on the consolidated statement of operations) under the Administration Agreement, of which $226 was related to MC Management overhead and salary allocation and paid directly to MC Management. As of December 31, 2025, $226 of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Expense Support Agreement: The Fund has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with MC Advisors. Pursuant to the Expense Support Agreement, MC Advisors is obligated to advance the Fund’s Operating Expenses (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. Under the Expense Support Agreement, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with generally accepted accounting principles for investment companies, less base management and incentive fees owed to MC Advisors, shareholder servicing and/or distribution fees, and borrowing costs. Any Required Expense Payment must be paid by MC Advisors to us in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to MC Advisors or its affiliates. Notwithstanding the foregoing, MC Advisors also paid $1,000 of the Fund’s organization and offering expenses on the Fund’s behalf without reimbursement or recoupment under the Expense Support Agreement or otherwise, which amount shall not be included in the calculation of “Operating Expenses” under the Expense Support Agreement.
MC Advisors may elect to pay certain additional expenses on the Fund’s behalf (each, a “Voluntary Expense Payment” and together with a Required Expense Payment, the “Expense Payments”), provided that no portion of the payment will be used to pay any interest expense or distribution and/or shareholder servicing fees of the Fund. Any Voluntary Expense Payment that MC Advisors has committed to pay must be paid by MC Advisors to the Fund in any combination of cash or other immediately available funds no later than forty-five days after such commitment was made in writing, and/or offset against amounts due from the Fund to MC Advisors or its affiliates.

Upon and following the initial issuance of Common Shares to investors that are not affiliated with MC Advisors, following any calendar month (such calendar month, the “Applicable Calendar Month”) in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Fund’s shareholders based on distributions declared with respect to record dates occurring in the Applicable Calendar Month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Fund will pay such Excess Operating Funds, or a portion thereof, to MC Advisors until such time as all Expense Payments made by MC Advisors to the Fund within three years prior to the last business day of the Applicable Calendar Month have been reimbursed. Any payments required to be made by the Fund under the Expense Support Agreement are referred to herein as a “Reimbursement Payment.” “Available Operating Funds” means the sum of (i) the Fund’s net investment income calculated in accordance with U.S. GAAP, (ii) the Fund’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Fund on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

No Reimbursement Payment for any quarter shall be made if: (1) the Fund’s Operating Expense Ratio at the time of such proposed Reimbursement Payment is greater than the Operating Expense Ratio at the time the Expense Payment was made to which such Reimbursement Payment relates, or (2) the Fund’s Operating Expense Ratio exceeds 1.00% (on an annualized basis). The “Operating Expense Ratio” is calculated by dividing Operating Expenses by the Fund’s monthly average net assets.

The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month.
Trademark License Agreement: The Fund has entered into a trademark license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Fund a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Fund has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Fund has no legal right to the “Monroe Capital” name or logo.
Trustee Fees: As of December 31, 2025, the Fund had no accounts payable to members of the Board, representing accrued and unpaid fees for their services

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Purchases from Affiliates: On November 12, 2025, prior to the BDC Election Date, the Fund acquired an initial portfolio of investments from affiliates managed by MC Management for a total fair value of $159,226. The portfolio consisted of investments in 28 portfolio companies and included 28 senior secured loans and eight equity securities, that MC Management believed were consistent with the Fund’s investment objective and provided the Fund with a sound foundation for its business. The members of the Fund’s Board who are not “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act of the Fund were apprised of the terms of the transaction and, based on information from MC Management regarding potential conflicts of interest in the trade and representations from MC Management that such terms were fair, appropriate, and in the best interest of each participating party, approved the transactions. In connection with such approval, MC Management informed the non-interested directors that the prices for the acquired assets reflected the market price that would be obtained by or from a third party and, in MC Management’s judgment, represented a reasonable price for such assets that would be paid in an arm’s length transaction.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Note 6. Borrowings
In accordance with the 1940 Act, the Fund is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. On October 10, 2025, the Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of December 31, 2025, the Fund’s asset coverage ratio based on aggregate borrowings outstanding was 202%.
The Fund’s outstanding debt as of December 31, 2025 was as follows:

	December 31, 2025
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$99,400	$97,068	$2,332
Total	$200,000	$99,400	$97,068	$2,332
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of December 31, 2025, the Fund had unused borrowing base availability under the DB Credit Facility of $16,947.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.

DB Credit Facility
On November 10, 2025 (the "DB Credit Facility Effective Date"), the Fund entered into a loan financing and servicing agreement (the “DB Credit Facility”) as equityholder and as servicer, through a special purpose wholly-owned subsidiary, MLEND Financing SPV, the lenders from time to time parties thereto, U.S. Bank Trust Company, National Association, as collateral agent, U.S. Bank National Association, as collateral custodian, Deutsche Bank AG, New York Branch, as facility agent (the “Facility Agent”), the agents for the lender groups from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent.
Under the DB Credit Facility, the lenders have agreed to extend credit to MLEND Financing SPV in an aggregate principal amount of up to $200,000 as of the DB Credit Facility Effective Date. The period during which the MLEND Financing SPV may request advances under the DB Credit Facility (the “Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 10, 2028 unless there is an earlier termination or a facility termination event. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Fund ceases to exist or (iii) the occurrence of a facility termination event.
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of December 31, 2025, the outstanding borrowings of $99.4 million were accruing at a weighted average interest rate of 6.09%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
In addition, a non-usage fee of 0.35% per annum is payable to the lenders on the amount of undrawn commitments under the DB Credit Facility, and, during the Revolving Period, an additional fee based on unfunded commitments of the lenders may be payable if borrowings under the DB Credit Facility do not exceed a minimum utilization percentage threshold.
The DB Credit Facility is secured by all of the assets held by MLEND Financing SPV. MLEND Financing SPV has made customary representations and warranties and is required to comply with various covenants, reporting requirements and other customary requirements for similar credit facilities. The Fund’s borrowings, including under the DB Credit Facility, are subject to the leverage restrictions contained in the 1940 Act.
As of December 31, 2025, the Fund and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.
Components of Interest Expense
The components of the Fund's interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the period from March 3, 2025 (date of inception) to December 31, 2025 were as follows:

For the period from March 3, 2025 (date of inception) to December 31, 2025
2025
Interest expense - DB Credit Facility	$686
Amortization of debt issuance costs	81
Total interest and other debt financing expenses	$767
Average debt outstanding(1)	$71,515
Average stated interest rate(1)	6.7%
_________________________________________
(1) Average debt outstanding and average stated interest rate are calculated from the DB Credit Facility Effective Date to December 31, 2025.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Note 7. Derivative Instruments
The Fund enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Fund’s investments denominated in foreign currencies. As of December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statement of operations.
Certain information related to the Fund’s foreign currency forward contracts is presented below as of December 31, 2025.

	December 31, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	63	4/2/2026	$—	$(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	55	7/3/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	53	10/2/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	1/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	4/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	7/2/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	10/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	4/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	6,050	7/5/2028	—	(298)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	47	3/4/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	16	4/6/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	1/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	54	4/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/6/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	1/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	4/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/3/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2,496	1/3/2029	—	(29)	Net unrealized loss on foreign currency forward contracts
				$—	$(343)
For the period from March 3, 2025 (date of inception) to December 31, 2025, the Fund recognized net change in unrealized gain (loss) on foreign currency forward contracts of $(343). For the period from March 3, 2025 (date of inception) to December 31, 2025 the Fund recognized no net realized gain (loss) on foreign currency forward contracts.

Note 8. Income Taxes

From the date of the Seed Contribution on November 6, 2025 through November 20, 2025, the Fund expects to be classified as a partnership for U.S. federal income tax purposes and intends to timely file a 2025 IRS Form 1065. Effective November 21, 2025, the Fund elected to be treated as corporation for U.S. federal income tax purposes by filing IRS Form 8832. For the period November 21, 2025 through December 31, 2025 (the "RIC Reporting Period"), the Fund will timely file a 2025 IRS Form 1120-RIC and intends to elect to be treated for federal income tax purposes as a RIC under Subchapter M of the Code.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
The Fund intends to continue to qualify to be treated for federal income tax purposes as a RIC. As a RIC, the Fund will not be taxed on any investment company taxable income or capital gains that it distributes to shareholders. The Fund intends to distribute all of its investment company taxable income and capital gains annually. Accordingly, no provision for U.S. federal income tax has been made in the consolidated financial statements.
Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal tax regulations, which may differ from amounts in accordance with GAAP and those differences could be material. These book-to-tax differences are either temporary or permanent in nature. Reclassifications due to permanent book-to-tax differences have no impact on net assets.
The following permanent differences were reclassified for tax purposes for the RIC Reporting Period:

For the period from November 21, 2025 through December 31, 2025
Increase (decrease) in capital in excess of par value	$(110)
Increase (decrease) in accumulated undistributed (overdistributed) earnings	110
Taxable income generally differs from net increase (decrease) in net assets resulting from operations for financial reporting purposes due to temporary and permanent differences in the recognition of income and expenses and generally excludes unrealized gain (loss) on investments as investment gains and losses are not included in taxable income until they are realized.
Capital losses in excess of capital gains earned in a tax year may generally be carried forward and used to offset capital gains, subject to certain limitations. Under the Regulated Investment Company Modernization Act of 2010, capital losses incurred after September 30, 2011 are not subject to expiration and retain their character as either short-term or long-term capital losses. As of December 31, 2025, the Fund had no short-term capital loss carryforwards. As of December 31, 2025, the Fund had no long-term capital loss carryforwards.
The following table reconciles net increase in net assets resulting from operations to taxable income for the RIC Reporting Period:

For the period from November 21, 2025 through December 31, 2025
Net increase (decrease) in net assets resulting from operations	$2,301
Net change in unrealized (gain) loss	(1,319)
Other income (loss) for tax but not book	—
Other income not currently taxable	(9)
Expenses not currently deductible	481
Other realized gain (loss) differences	(343)
Taxable income before deductions for distributions	$1,111

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
For income tax purposes, distributions paid to shareholders are reported as ordinary income, return of capital, long term capital gains or a combination thereof. The following table provides the tax character of distributions paid for the RIC Reporting Period:

For the period from November 21, 2025 through December 31, 2025
Ordinary income	$1,106
Long-term capital gains	—
Return of capital	—
Total	$1,106
The Fund’s consolidated Taxable Subsidiaries may be subject to U.S. federal and state income taxes. For the period from November 21, 2025 to December 31, 2025, the Fund recorded no net tax expense for these Taxable Subsidiaries.
As of December 31, 2025, the estimated cost basis of investments for U.S. federal income tax purposes was $189,127, resulting in estimated net unrealized gain of $1,906, comprised of estimated gross unrealized gains and losses of $2,022 and ($116), respectively.
Note 9. Distributions
The Board expects to declare monthly regular distributions for each class of Common Shares outstanding. The Fund’s distributions to shareholders are recorded on the applicable record date. The following table summarizes the distributions declared and paid for the Fund's Class I shares during the period from March 3, 2025 (date of inception) to December 31, 2025:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share	Distribution Declared
December 18, 2025	December 28, 2025	December 30, 2025	Regular	$0.28	$1,106
Total distributions declared				$0.28	$1,106

The Fund has adopted a DRIP whereby shareholders (other than those located in specific states or who are clients of selected participating brokers) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent NAV per share for such shares at the time the distribution is payable. Shareholders will not pay transaction related charges when purchasing shares under the DRIP, but all outstanding Class S shares and Class D shares, including those issued under the DRIP, will be subject to the ongoing servicing fees. See Note 9 for additional information on the Fund’s distributions and the DRIP.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Note 10. Stock Issuances and Share Repurchase Program
Stock Issuances
The Fund has the authority to issue an unlimited number of Common Shares of any class, par value $0.01 per share, and an unlimited number of preferred shares, par value $0.01 per share.
Prior to the BDC Election Date, on July 7, 2025, the Fund issued 600 Class I shares to an affiliate of the Adviser, at $25.00 per share for proceeds of $15. In addition, on November 6, 2025, the Fund issued 3,947,888 Class I shares to another affiliate of the Adviser, at $25.33 per share for proceeds of $100,000.
As of December 31, 2025, the Fund has not offered or sold any of our Class S or Class D shares.
During the period from March 3, 2025 (date of inception) to December 31, 2025, the Fund issued no shares under the DRIP.
Share Repurchase Program
At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, the Fund intends to commence a share repurchase program in which the Fund intends to offer to repurchase up to 5% of the Fund's Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund's best interest and the best interest of the Fund's common shareholders. As a result, share repurchases may not be available each quarter. The Fund will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Exchange Act and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed on Schedule TO. All shares purchased by the Fund pursuant to the terms of each tender offer will thereafter will be authorized and unissued shares.
Under the Fund's share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expect to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The Early Repurchase Deduction will not apply to shares acquired through the Fund's DRIP and may be waived by the Fund in certain instances.
During the period from March 3, 2025 (date of inception) to December 31, 2025, the Fund did not repurchase any Common Shares.
Note 11. Commitments and Contingencies
Commitments: As of December 31, 2025, the Fund had $38,551 in outstanding commitments to fund investments under undrawn revolvers and delayed draw commitments. Management believes that the Fund’s available cash balances and/or ability to draw on its existing credit facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of December 31, 2025.
The table below presents outstanding commitments to fund investments in current portfolio companies as of December 31, 2025:

Portfolio Company	December 31, 2025
Asset Reliability Bidco, Inc. (Delayed Draw)	$1,190
Asset Reliability Bidco, Inc. (Revolver)	476
Cdata Software, Inc. (Delayed Draw)	439
Cdata Software, Inc. (Delayed Draw)	373
Cdata Software, Inc. (Revolver)	527
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	1,599

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)

Portfolio Company	December 31, 2025
Cosmos Bidco, Inc. (Delayed Draw)	392
Cosmos Bidco, Inc. (Revolver)	410
DataOnline Corp. (Revolver)	73
EMCO Holdco LLC (Delayed Draw)	1,369
EMCO Holdco LLC (Revolver)	1,790
Engineered Metal Solutions, Inc. (Revolver)	610
Epika Fleet Services, Inc. (Delayed Draw)	1,837
Epika Fleet Services, Inc. (Revolver)	2,645
EverView AcquisitionCo, Inc. (Delayed Draw)	2,750
EverView AcquisitionCo, Inc. (Revolver)	2,063
Excel Testing and Engineering Holdings LLC (Delayed Draw)	2,500
Excel Testing and Engineering Holdings LLC (Revolver)	500
GC Champion Acquisition LLC (Delayed Draw)	562
Lifted Trucks Holdings, LLC (Revolver)	305
Milrose Consultants, LLC (Revolver)	75
Niteo Products, LLC (Revolver)	974
Pacvue Intermediate LLC (Revolver)	152
Pathlock, Inc. (Delayed Draw)	130
Pathlock, Inc. (Delayed Draw)	261
Pathlock, Inc. (Revolver)	26
Phia Purchaser, LLC (Delayed Draw)	1,276
Phia Purchaser, LLC (Revolver)	765
Protecht Group Holdings Pty Ltd (Delayed Draw)	1,001
Protecht Group Holdings Pty Ltd (Delayed Draw)	440
Protecht Group Holdings Pty Ltd (Revolver)	200
Protecht Group Holdings Pty Ltd (Revolver)	300
Rampart Exterior Services Buyer, Inc. (Revolver)	589
RD Last Mile Holdings, LLC (Revolver)	554
Securly, Inc. (Revolver)	615
SingleStore, Inc. (Delayed Draw)	1,268
SingleStore, Inc. (Revolver)	1,294
StarCompliance MidCo, LLC (Revolver)	275
TigerConnect, Inc. (Revolver)	1,532
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	1,563
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	781
Vhagar Purchaser, LLC (Delayed Draw)	493
Vhagar Purchaser, LLC (Revolver)	197
Volt Bidco, Inc. (Revolver)	338
ZI Intermediate II, Inc. (Revolver)	1,042
Total Unfunded Portfolio Company Commitments	$38,551
Indemnification: In the normal course of business, the Fund enters into contracts and agreements that contain a variety of representations and warranties that provide general indemnification. The Fund’s maximum exposure under these agreements is unknown, as these involve future claims that may be made against the Fund but that have not occurred. The Fund expects the risk of any future obligations under these indemnification provisions to be remote.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Concentration of credit and counterparty risk: Credit risk arises primarily from the potential inability of counterparties to perform in accordance with the terms of the contract. In the event that the counterparties do not fulfill their obligations, the Fund may be exposed to risk. The risk of default depends on the creditworthiness of the counterparties or issuers of the instruments. It is the Fund’s policy to review, as necessary, the credit standing of each counterparty.
Market risk: The Fund’s investments and borrowings are subject to market risk. Market risk is the potential for changes in the value due to market changes. Market risk is directly impacted by the volatility and liquidity in the markets in which the investments and borrowings are traded.
Legal proceedings: In the normal course of business, the Fund may be subject to legal and regulatory proceedings that are generally incidental to its ongoing operations. While there can be no assurance of the ultimate disposition of any such proceedings, the Fund is not currently aware of any such proceedings or disposition that would have a material adverse effect on the Fund’s consolidated financial statements.
Note 12. Financial Highlights
The following are financial highlights of the Fund for Class I shares for the period from November 6, 2025 (commencement of investment activities and operations) to December 31, 2025:

For the period from November 6, 2025 (commencement of investment activities and operations) to December 31, 2025
Per share data:
Net asset value at beginning of period (1)	$25.33
Net investment income (2)	0.28
Net realized and unrealized gain (loss) (2)	0.33
Net increase (decrease) in net assets resulting from operations (2)	0.61
Shareholder distributions declared(3)	(0.28)
Net asset value at end of period	$25.66
Total return based on average net asset value (4)	2.41%
Ratio/Supplemental data:
Net assets at end of period	$101,317
Shares outstanding at end of period	3,948,488
Portfolio turnover rate (5)	1.15%
Ratio of total investment income to average net assets (6)	15.63%
Ratio of expenses to average net assets with waivers and expense support (6)	7.72%
Ratio of expenses to average net assets without waivers (6)	12.75%
Ratio of net investment income to average net assets with waivers and expense support (6)	7.91%
Ratio of net investment income to average net assets without waivers (6)	3.18%
_________________________________________
(1)The per share net asset value at beginning of period represents the price at which the Common Shares were issued in connection with the Seed Contribution on November 6, 2025. The Fund commenced investment activities and operations on that date.
(2)The per share data was derived by using the weighted average shares outstanding during the period from November 6, 2025 (commencement of investment activities and operations) to December 31, 2025.
(3)The per share data for distributions reflects the actual amount of distributions declared from net investment income during the period from November 6, 2025 (commencement of investment activities and operations) to December 31, 2025.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
(4)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share. The Fund's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Return calculation is not annualized.
(5)Ratio is not annualized.
(6)Ratios are annualized. Incentive fees and organizational costs included within the ratios are not annualized.

The following information about the Fund’s senior securities as of the periods indicated is shown in the table below.

Class and Year	Outstanding Exclusive of Treasury Securities (1)	Asset Coverage per Unit (2)	Involuntary Liquidating Preference per Unit (3)	Asset Market Value per Unit (4)
DB Credit Facility
December 31, 2025	$99,400	$2,019	—	N/A
_________________________________________
(1)Total amount of each class of senior securities outstanding at the end of the period presented.
(2)The asset coverage ratio for a class of senior securities representing indebtedness is calculated as the Fund’s consolidated total assets, less all liabilities and indebtedness not represented by senior securities, divided by total senior securities representing indebtedness. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.
(3)The amount to which such class of senior security would be entitled upon the Fund's involuntary liquidation in preference to any security junior to it. The “—” in this column indicates that the SEC expressly does not require this information to be disclosed for certain types of senior securities.
(4)Not applicable because the securities are not registered for public trading.
Note 13. Segment Reporting
The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Fund’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase (decrease) in net assets resulting from operations (“net income”) and net investment income. In addition to numerous other factors and metrics, the CODM utilizes net income and net investment income as the key metrics in determining the amount of dividends to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statement of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statement of operations.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollar amounts in thousands, except per share data, unless otherwise indicated)
Note 14. Subsequent Events
The Fund has evaluated subsequent events through March 9, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On February 2, 2026, the Fund sold 41,462 Class I shares in the Public Offering for an aggregate consideration of $1,100. The Fund received proceeds of $750 effective March 2, 2026 relating to the issuance of Class I shares in the Public Offering.
Distributions: On January 22, 2026, the Board declared a distribution of $0.20 per Class I share payable on or about February 24, 2026 to shareholders of record as of January 30, 2026. On February 24, 2026, the Fund made a distribution of $790 paid in cash. On February 20, 2026, our Board declared a distribution of $0.18 per Class I share payable on or about March 24, 2026 to shareholders of record as of February 27, 2026.
On February 20, 2026, the Board approved an amendment and restatement of the Fund’s Second Amended and Restated Declaration of Trust (as amended, the “Third Amended and Restated Declaration of Trust”). The Fund adopted the Third Amended and Restated Declaration of Trust as a result of comments issued by state securities regulators in connection with their review of the Fund’s public registered offering. The Third Amended and Restated Declaration of Trust, among other things: (1) revises the defined term “Liquidity Event” to include the receipt by shareholders of the Fund, in exchange for their shares of the Fund, of securities that are approved for trading on a national securities exchange or national securities association registered with the SEC; (2) clarifies liability under federal and state securities laws in connection with the use of appraisals in connection with a “roll-up transaction”; and (3) revises provisions relating to the ability of shareholders to bring a direct action against the Fund or the Board to state that such right is subject to the same conditions required for the bringing of a derivative action under the Third Amended and Restated Declaration of Trust and the Delaware Statutory Trust Act. The Third Amended and Restated Declaration of Trust became effective immediately.

On February 20, 2026, the Board approved an amendment and restatement of the Fund’s Amended and Restated Bylaws (as amended, the “Second Amended and Restated Bylaws”). The Fund adopted the Second Amended and Restated Bylaws as a result of comments issued by state securities regulators in connection with their review of the Fund’s public registered offering. The Second Amended and Restated Bylaws, among other things, revises provision related to contested election where no trustee receives sufficient votes to be elected. The Second Amended and Restated Bylaws became effective immediately.

Exhibits

Exhibit Number	Description of Document

3.1	Third Amended and Restated Declaration of Trust(1)

3.2	Second Amended and Restated Bylaws(1)

4.1	Form of Public Offering Subscription Agreement*

4.2	Description of Common Shares of Beneficial Interest*

10.1	Multiple Class Plan(2)

10.2	Distribution Reinvestment Plan(6)

10.3	Investment Advisory Agreement between the Fund and Monroe Capital Management Advisors, LLC, dated July 7, 2025(3)

10.4	Advisory Fee Waiver Letter from Monroe Capital Management Advisors, LLC, dated July 7, 2025(3)

10.5	Investment Advisory Agreement between the Fund and Monroe Capital BDC Advisors, LLC, dated November 20, 2025(4)

10.6	Advisory Fee Waiver Letter from Monroe Capital BDC Advisors, LLC(4)

10.7	Managing Dealer Agreement(3)

10.8	Form of Selected Intermediary Agreement(3)

10.9	Distribution and Shareholder Servicing Plan of the Registrant(2)

10.10	Custody Agreement(5)

10.11	Amended and Restated Administration Agreement, dated November 20, 2025(4)

10.12	Transfer Agent Services Agreement(3)

10.13	Expense Support and Conditional Reimbursement Agreement(3)

10.14	Trademark License Agreement(3)

10.15
Loan Financing and Servicing Agreement, dated as of November 10, 2025, by and among MLEND Financing SPV I LLC, the Registrant, the lenders from time to time parties thereto, Deutsche Bank AG, New York Branch, Deutsche Bank Trust Company Americas, the other agents parties thereto, U.S. Bank Trust Company, National Association and U.S. Bank National Association^(4)

10.16	Sale and Contribution Agreement, between the Registrant and MLEND Financing SPV I LLC, dated as of November 10, 2025(4)

10.17	Escrow Agreement(2)

10.18	Subscription Agreement for Initial Seed Capital, dated July 7, 2025(3)

10.19	Subscription Agreement for Seed Contribution(5)

19.1	Insider Trading Policy*
113

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
_________________________________________
^    Exhibits and/or schedules to this exhibit have been omitted in accordance with Item 601 of Regulation S-K. The registrant agrees to furnish supplementally a copy of all omitted exhibits and/or schedules to the SEC upon its request.
*    Filed herewith.
**    Furnished herewith.
(1)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01919), filed on February 20, 2026, and incorporated by reference herein.
(2)    Previously filed as an exhibit to the Post-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-290835), filed on December 12, 2025, and incorporated by reference herein.
(3)    Previously filed as an exhibit to the Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No.333-290835), filed on October 10, 2025, and incorporated by reference herein.
(4)    Previously filed as an exhibit to the Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-290835), filed on December 2, 2025, and incorporated by reference herein.
(5)    Previously filed as an exhibit to the Pre-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-290835), filed on November 7, 2025, and incorporated by reference herein.
(6) Previously filed as an exhibit to the Post-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-290835), filed on February 24, 2026, and incorporated by reference herein.

ITEM 16. FORM 10-K SUMMARY
None.
114

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 9, 2026
Monroe Capital Enhanced Corporate Lending Fund (Registrant)

By	/s/ Zia Uddin
Zia Uddin
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Zia Uddin	Chief Executive Officer	March 9, 2026
Zia Uddin	(Principal Executive Officer)

/s/ Christopher Lund	Chief Financial Officer	March 9, 2026
Christopher Lund	(Principal Financial and Accounting Officer)

/s/ Theodore L. Koenig	Chair and Trustee	March 9, 2026
Theodore L. Koenig

/s/ Thomas J. Allison	Trustee	March 9, 2026
Thomas J. Allison

/s/ Kenneth R. Buckman	Trustee	March 9, 2026
Kenneth R. Buckman
115