Form 10-Q
period 2026-03-31
Monroe Capital Enhanced Corporate Lending Fund
filed 2026-05-11
CIK 2061670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 814-01919
MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
(Exact Name of Registrant as Specified in its Charter)

Delaware	33-6956497
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

155 North Wacker Drive, 35th Floor Chicago, Illinois	60606
(Address of Principal Executive Office)	(Zip Code)
(312) 258-8300
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 8, 2026, the number of the registrant's Common Shares, $0.01 par value per share, outstanding was 4,043,090 shares of Class I Common Shares, zero Class S Common Shares, and zero Class D Common Shares. Common Shares outstanding exclude May 1, 2026 subscriptions since the issuance price is not yet finalized at the time of this filing.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$211,559	$191,033
Total investments, at fair value (amortized cost of $209,419 and $189,428, respectively)	211,559	191,033
Cash and cash equivalents	1,115	729
Restricted cash and cash equivalents	3,916	6,524
Interest and dividend receivable	2,223	1,559
Deferred organizational and operating expenses	2,519	2,154
Other assets	—	80
Total assets	221,332	202,079
Liabilities
Debt	113,500	99,400
Less: Unamortized debt issuance costs	(2,179)	(2,332)
Total debt, less unamortized debt issuance costs	111,321	97,068
Interest payable	1,652	686
Net unrealized loss on foreign currency forward contracts	460	343
Payable for unsettled trades	126	83
Base management fees payable	485	207
Incentive fees payable	213	161
Due to Adviser	1,510	1,510
Accounts payable and accrued expenses	1,275	704
Distributions payable	804	—
Trustees' fees payable	25	—
Total liabilities	117,871	100,762
Commitments and contingencies (See Note 10)
Net Assets
Common Shares, $0.01 par value, unlimited Common Shares authorized, 4,019,156 and 3,948,488 Class I shares issued and outstanding, respectively	$40	$39
Capital in excess of par value	101,679	99,866
Accumulated undistributed (overdistributed) earnings	1,742	1,412
Total net assets	$103,461	$101,317
Total liabilities and total net assets	$221,332	$202,079

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$103,461	$101,317
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,019,156	3,948,488
Net asset value per share	$25.74	$25.66
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)
(in thousands, except per share data)

Three months ended March 31,
2026
Investment income:
Non-controlled/non-affiliate company investments:
Interest and dividend income	$4,819
Total investment income	4,819
Operating expenses:
Interest and other debt financing expenses	1,803
Base management fees	638
Incentive fees	337
Professional fees	88
Administrative service fees	270
General and administrative expenses	238
Trustees' fees	25
Operating expenses before fee waivers and expense support	3,399
Base management fee waiver	(153)
Incentive fee waiver	(285)
Expense support (Note 5)	(365)
Total operating expenses, net of fee waivers and expense support	2,596
Net investment income before income taxes	2,223
Income taxes, including excise taxes	—
Net investment income	2,223
Net gain (loss):
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	536
Foreign currency forward contracts	(117)
Net change in unrealized gain (loss)	419
Net gain (loss)	419
Net increase (decrease) in net assets resulting from operations	$2,642
Per common share data:
Net investment income per share - basic and diluted	$0.56
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.66
Weighted average common shares outstanding - basic and diluted	3,985

See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2025	3,948	$39	$99,866	$1,412	$101,317
Net investment income	—	—	—	2,223	2,223
Net change in unrealized gain (loss)	—	—	—	419	419
Issuances of common shares - Class I	71	1	1,813	—	1,814
Distributions declared to shareholders - Class I	—	—	—	(2,312)	(2,312)
Balances at March 31, 2026	4,019	$40	$101,679	$1,742	$103,461
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

Three months ended March 31,
2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$2,642
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss on investments	(536)
Net change in unrealized (gain) loss on foreign currency forward contracts	117
Payment-in-kind interest capitalized	(125)
Net accretion of discounts and amortization of premiums	(87)
Purchases of investments	(24,994)
Proceeds from principal payments and sale of investments and settlement of forward contracts	5,216
Amortization of debt issuance costs	153
Changes in operating assets and liabilities:
Interest and dividend receivable	(664)
Deferred organizational and operating expenses	(365)
Other assets	80
Interest payable	966
Payable for unsettled trades	43
Base management fees payable	278
Incentive fees payable	52
Accounts payable and accrued expenses	571
Distributions payable	804
Trustees' fees payable	25
Net cash provided by (used in) operating activities	(15,824)
Cash flows from financing activities:
Borrowings on debt	22,100
Repayments of debt	(8,000)
Proceeds from issuance of common shares	1,814
Shareholder distributions paid	(2,312)
Net cash provided by (used in) financing activities	13,602
Net increase (decrease) in cash and restricted cash and cash equivalents	(2,222)
Cash and restricted cash and cash equivalents, beginning of period	7,253
Cash and restricted cash and cash equivalents, end of period	$5,031

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$684

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following table provides a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$1,115	$729
Restricted cash and cash equivalents	3,916	6,524
Total cash and restricted cash and cash equivalents shown on the Consolidated Statement of Cash Flows	$5,031	$7,253
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.20%	12/22/2025	12/22/2031	1,500	$1,486	$1,500	1.4%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.17%	12/22/2025	12/22/2031	2,500	600	600	0.6%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.20%	12/22/2025	12/22/2031	500	—	—	0.0%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.02%	11/12/2025	11/1/2028	388	$388	$388	0.4%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.02%	11/6/2025	11/1/2028	5,404	5,401	5,404	5.2%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.02%	11/12/2025	11/1/2028	488	$232	$232	0.2%
							10,780	8,107	8,124	7.8%
Banking
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.55%	11/12/2025	1/12/2027	112	112	112	0.1%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.55%	11/12/2025	1/12/2027	342	342	342	0.3%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.55%	11/12/2025	1/12/2027	201	202	201	0.2%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.55%	11/12/2025	1/12/2027	790	791	790	0.8%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.55%	11/12/2025	1/12/2027	450	175	175	0.2%
							1,895	1,622	1,620	1.6%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	5.00%	8.70%	12/9/2025	12/9/2032	7,000	6,933	7,021	6.8%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.70%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	5.00%	8.70%	12/9/2025	12/9/2030	1,790	—	—	0.0%
							10,159	6,933	7,021	6.8%
Construction & Building
FR Panther Intermediate, LLC	(16)	SF	4.75%	8.42%	1/23/2026	1/23/2032	4,000	3,952	3,950	3.8%
FR Panther Intermediate, LLC		SF	4.75%	8.46%	1/23/2026	1/23/2032	489	489	486	0.5%
FR Panther Intermediate, LLC (Delayed Draw)	(14)(15)	SF	4.75%	8.46%	1/23/2026	1/23/2032	1,333	—	—	0.0%
FR Panther Intermediate, LLC (Revolver)	(14)	SF	4.75%	8.46%	1/23/2026	1/23/2032	389	—	—	0.0%
							6,211	4,441	4,436	4.3%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.17%	11/19/2025	9/22/2030	2,398	2,354	2,398	2.3%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.17%	11/19/2025	9/22/2030	610	—	—	0.0%
							3,008	2,354	2,398	2.3%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.28%	11/12/2025	5/18/2026	1,758	1,757	1,713	1.6%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.28%	11/12/2025	5/18/2026	243	242	236	0.2%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.28%	11/12/2025	5/18/2026	1,655	$1,654	$1,612	1.6%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.28%	11/12/2025	5/18/2026	284	284	277	0.3%
Cohere Beauty, Phoenix LLC (Revolver)	(14)	SF	6.61%	10.28%	11/12/2025	5/18/2026	2,665	1,066	1,038	1.0%
Niteo Products, LLC	(16)	SF	5.25%	8.92%	12/4/2025	12/4/2031	4,988	4,917	5,000	4.8%
Niteo Products, LLC (Revolver)	(14)	SF	5.25%	8.92%	12/4/2025	12/4/2031	974	—	—	0.0%
							12,567	9,920	9,876	9.5%
Containers, Packaging & Glass
Project Tahoe Acquisition Corporation	(16)	SF	5.25%	8.92%	1/1/2026	1/1/2032	4,000	3,952	3,950	3.8%
Project Tahoe Acquisition Corporation (Revolver)	(14)	SF	5.25%	8.92%	1/1/2026	1/1/2032	1,167	—	—	0.0%
							5,167	3,952	3,950	3.8%
Environmental Industries
Volt Bidco, Inc.	(16)	SF	6.50%	10.20% PIK	11/19/2025	8/11/2027	3,678	3,591	3,564	3.4%
Volt Bidco, Inc.	(16)	SF	6.50%	10.20% PIK	11/19/2025	8/11/2027	399	387	387	0.4%
Volt Bidco, Inc.	(16)	SF	6.50%	10.20% PIK	11/19/2025	8/11/2027	288	281	279	0.3%
Volt Bidco, Inc.	(16)	SF	6.50%	10.20% PIK	11/19/2025	8/11/2027	694	678	673	0.6%
Volt Bidco, Inc. (Revolver)	(14)	SF	6.50%	10.17% PIK	11/19/2025	8/11/2027	338	162	157	0.2%
							5,397	5,099	5,060	4.9%
FIRE: Finance
GC Champion Acquisition LLC	(16)	SF	5.00%	8.67%	11/19/2025	8/18/2028	1,730	1,730	1,732	1.7%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.67%	11/19/2025	8/18/2028	1,176	1,176	1,177	1.1%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.67%	11/19/2025	8/18/2028	577	577	577	0.6%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.67%	11/18/2025	8/18/2028	562	—	—	0.0%
Protecht Group Holdings Pty Ltd	(6)(9)(10)(16)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	4,140	3,929	4,140	4.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	1,035	—	—	0.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	455	126	126	0.1%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(9)(10)(14)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	207	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(10)(14)	SF	7.00%	3.70% Cash/ 7.00% PIK	12/19/2025	12/19/2031	300	—	—	0.0%
							10,182	7,538	7,752	7.5%
Healthcare & Pharmaceuticals
BCTO Bobsled Purchaser, Inc.	(16)	SF	4.75%	8.45%	1/16/2026	1/16/2033	5,000	4,964	4,963	4.8%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(14)(15)	SF	4.75%	8.45%	1/16/2026	1/16/2033	1,667	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(14)	SF	4.75%	8.45%	1/16/2026	1/16/2033	500	—	—	0.0%
Dorado Acquisition, Inc.	(16)	SF	6.85%	10.52%	11/6/2025	6/30/2026	2,173	2,161	2,160	2.1%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Dorado Acquisition, Inc.	(16)	SF	6.90%	10.56%	11/6/2025	6/30/2026	2,898	$2,882	$2,881	2.8%
Phia Purchaser, LLC	(16)	SF	4.50%	8.17%	12/1/2025	12/1/2032	5,000	4,952	4,992	4.8%
Phia Purchaser, LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.17%	12/1/2025	12/1/2032	1,276	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(14)	SF	4.50%	8.17%	12/1/2025	12/1/2032	765	—	—	0.0%
The Smilist DSO, LLC	(16)	SF	6.00%	9.70%	11/6/2025	4/4/2029	3,916	3,928	3,916	3.8%
The Smilist DSO, LLC	(16)	SF	6.00%	9.70%	11/6/2025	4/4/2029	1,059	1,062	1,059	1.0%
The Smilist DSO, LLC	(16)	SF	6.00%	9.70%	11/19/2025	4/4/2029	2,560	2,568	2,560	2.5%
TigerConnect, Inc.	(16)	SF	6.40%	10.06%	11/12/2025	8/16/2029	613	613	613	0.6%
TigerConnect, Inc.	(16)	SF	6.40%	10.06%	11/12/2025	8/16/2029	10,727	10,727	10,727	10.4%
TigerConnect, Inc.		SF	6.40%	10.06%	11/12/2025	8/16/2029	1,343	1,343	1,343	1.3%
TigerConnect, Inc.		SF	6.40%	10.06%	11/12/2025	8/16/2029	56	56	56	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.40%	10.06%	11/12/2025	8/16/2029	1,532	—	—	0.0%
							41,085	35,256	35,270	34.2%
High Tech Industries
Acquia Inc.	(16)	SF	5.15%	8.80%	11/19/2025	11/1/2026	2,544	2,544	2,544	2.5%
Acquia Inc.	(16)	SF	5.15%	8.80%	11/19/2025	11/1/2026	1,240	1,240	1,240	1.2%
Acquia Inc. (Revolver)		SF	5.15%	8.80%	11/19/2025	11/1/2026	1,216	1,216	1,216	1.2%
Pathlock, Inc.	(16)	SF	6.40%	10.03%	11/12/2025	11/10/2027	1,258	1,258	1,258	1.2%
Pathlock, Inc.	(16)	SF	6.40%	10.03%	11/12/2025	11/10/2027	1,730	1,730	1,730	1.7%
Pathlock, Inc.	(16)	SF	6.40%	10.03%	11/12/2025	11/10/2027	435	435	435	0.4%
Pathlock, Inc.	(16)	SF	6.40%	10.03%	11/12/2025	11/10/2027	994	994	994	1.0%
Pathlock, Inc. (Delayed Draw)	(14)(15)(16)	SF	6.40%	10.03%	11/12/2025	11/10/2027	261	183	184	0.2%
Pathlock, Inc. (Delayed Draw)	(14)(15)	SF	6.40%	10.03%	11/12/2025	11/10/2027	261	—	—	0.0%
Pathlock, Inc. (Revolver)	(14)	SF	6.40%	10.03%	11/12/2025	11/10/2027	261	235	235	0.2%
Planful, Inc.	(16)	SF	6.26%	9.92%	11/12/2025	12/28/2026	3,104	3,103	3,101	3.0%
Planful, Inc.	(16)	SF	6.26%	9.92%	11/12/2025	12/28/2026	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.92%	11/12/2025	12/28/2026	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.92%	11/12/2025	12/28/2026	289	289	288	0.3%
Planful, Inc. (Revolver)		SF	6.26%	9.92%	11/12/2025	12/28/2026	361	361	361	0.3%
Securly, Inc.	(16)	SF	7.10%	10.80%	11/12/2025	4/22/2027	997	997	987	1.0%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	4/22/2027	440	440	435	0.4%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	4/22/2027	380	380	376	0.4%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	4/22/2027	2,368	2,368	2,345	2.3%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	4/22/2027	230	230	228	0.2%
Securly, Inc. (Revolver)		SF	7.10%	10.80%	11/12/2025	4/22/2027	1,538	1,538	1,523	1.5%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
ZI Intermediate II, Inc.	(16)	SF	5.25%	8.92%	11/14/2025	11/14/2031	12,500	$12,460	$12,525	12.1%
ZI Intermediate II, Inc. (Revolver)	(14)	SF	5.25%	8.92%	11/14/2025	11/14/2031	1,042	—	—	0.0%
							34,315	32,867	32,871	31.9%
Media: Advertising, Printing & Publishing
EverView AcquisitionCo, Inc.	(16)	SF	5.00%	8.67%	11/12/2025	9/3/2031	8,938	8,854	8,938	8.6%
EverView AcquisitionCo, Inc. (Delayed Draw)	(14)(15)	SF	5.00%	8.67%	11/12/2025	9/3/2031	2,750	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(14)	SF	5.00%	8.67%	11/12/2025	9/3/2031	2,063	—	—	0.0%
							13,751	8,854	8,938	8.6%
Retail
Pacvue Intermediate LLC	(16)	SF	5.25%	8.95%	11/19/2025	10/19/2027	963	963	963	0.9%
Pacvue Intermediate LLC	(16)	SF	5.25%	8.95%	11/19/2025	10/19/2027	303	303	303	0.3%
Pacvue Intermediate LLC (Revolver)	(14)	SF	5.25%	8.95%	11/19/2025	10/19/2027	152	—	—	0.0%
							1,418	1,266	1,266	1.2%
Services: Business
Asset Reliability Bidco, Inc.	(8)(10)(16)	CA	5.25%	7.52%	12/1/2025	12/1/2031	1,794	1,766	1,794	1.7%
Asset Reliability Bidco, Inc.	(16)	SF	5.25%	8.92%	12/1/2025	12/1/2031	3,250	3,219	3,250	3.1%
Asset Reliability Bidco, Inc. (Delayed Draw)	(14)(15)	SF	5.25%	8.92%	12/1/2025	12/1/2031	1,190	—	—	0.0%
Asset Reliability Bidco, Inc. (Revolver)	(14)	SF	5.25%	8.92%	12/1/2025	12/1/2031	476	—	—	0.0%
Cdata Software, Inc.	(16)	SF	5.75%	9.45%	11/12/2025	7/18/2030	4,745	4,756	4,745	4.6%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.45%	11/12/2025	7/18/2030	439	—	—	0.0%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.75%	9.45%	11/12/2025	7/18/2030	615	242	242	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.75%	9.45%	11/12/2025	7/18/2030	527	—	—	0.0%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	2,625	2,633	2,641	2.6%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	1,373	1,377	1,382	1.3%
Cosmos Bidco, Inc.	(16)	SF	6.25%	9.87%	11/12/2025	9/14/2029	492	494	495	0.5%
Cosmos Bidco, Inc.		SF	6.25%	9.87%	11/12/2025	9/14/2029	300	300	302	0.3%
Cosmos Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	9.89%	11/12/2025	9/14/2029	392	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(14)	SF	6.25%	9.89%	11/12/2025	9/14/2029	410	98	98	0.1%
Milrose Consultants, LLC	(16)	SF	6.60%	10.27%	11/12/2025	8/31/2028	103	103	104	0.1%
Milrose Consultants, LLC	(16)	SF	6.60%	10.27%	11/12/2025	8/31/2028	230	230	231	0.2%
Milrose Consultants, LLC	(16)	SF	6.65%	10.32%	11/12/2025	8/31/2028	2,863	2,868	2,881	2.8%
Milrose Consultants, LLC	(16)	SF	6.60%	10.27%	11/12/2025	8/31/2028	599	600	602	0.6%
Milrose Consultants, LLC	(16)	SF	6.60%	10.27%	11/12/2025	8/31/2028	1,095	1,097	1,102	1.1%
Milrose Consultants, LLC (Revolver)	(14)	SF	6.60%	10.27%	11/12/2025	8/31/2028	151	75	75	0.1%
Pursuit Buyer, LLC	(16)	SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	5,000	4,952	4,950	4.8%
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	5.25%	8.95%	1/5/2026	1/5/2032	557	117	117	0.1%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	2,000	$—	$—	0.0%
Pursuit Buyer, LLC (Revolver)	(14)	SF	6.25%	8.95% Cash/ 1.00% PIK	1/5/2026	1/5/2032	1,500	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.92%	1/2/2026	8/6/2030	1,097	1,082	1,108	1.1%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.92%	11/12/2025	8/6/2030	1,625	1,621	1,641	1.6%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.92%	11/12/2025	8/6/2030	1,125	1,122	1,136	1.1%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.92%	11/12/2025	8/6/2030	1,552	1,548	1,567	1.5%
Rampart Exterior Services Buyer, Inc. (Revolver)	(14)	SF	5.25%	8.92%	11/12/2025	8/6/2030	589	—	—	0.0%
SingleStore, Inc.	(16)	SF	6.25%	8.91% Cash/ 1.00% PIK	11/12/2025	10/16/2031	11,124	11,020	11,124	10.8%
SingleStore, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	8.91% Cash/ 1.00% PIK	11/12/2025	10/16/2031	1,268	244	244	0.2%
SingleStore, Inc. (Revolver)	(14)	SF	6.25%	8.91% Cash/ 1.00% PIK	11/12/2025	10/16/2031	1,294	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(16)	SF	4.50%	8.16%	12/8/2025	12/8/2031	5,000	4,953	4,965	4.8%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(14)(15)	SF	4.50%	8.16%	12/8/2025	12/8/2031	1,563	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(14)	SF	4.50%	8.16%	12/8/2025	12/8/2031	781	—	—	0.0%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.16%	11/12/2025	6/11/2031	987	987	987	1.0%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.16%	11/12/2025	6/11/2031	2,171	2,170	2,171	2.1%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.16%	11/12/2025	6/11/2031	493	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	5.50%	9.16%	11/12/2025	6/11/2031	197	—	—	0.0%
							63,592	49,674	49,954	48.4%
Services: Consumer
Clydesdale Holdings, LLC	(16)	SF	6.40%	10.10%	11/6/2025	6/23/2028	1,559	1,559	1,559	1.5%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.60%	11/6/2025	6/23/2028	1,424	1,412	1,414	1.4%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.60%	11/6/2025	6/23/2028	2,026	2,009	2,012	1.9%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.42%	11/12/2025	2/26/2027	678	678	678	0.7%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.42%	11/12/2025	2/28/2027	1,384	1,387	1,387	1.3%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.42%	11/12/2025	2/26/2027	1,149	1,149	1,149	1.1%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.42%	11/12/2025	2/26/2027	1,270	1,272	1,270	1.2%
Kar Wash Holdings, LLC (Revolver)		SF	5.61%	9.28%	11/12/2025	2/26/2027	419	419	419	0.4%
Vanterra Holdings, LLC (Delayed Draw)	(14)(15)	SF	4.25%	7.96%	1/30/2026	8/8/2031	3,000	—	—	0.0%
							12,909	9,885	9,888	9.5%
Transportation: Cargo
Epika Fleet Services, Inc.	(16)	SF	5.00%	8.70%	11/12/2025	4/17/2031	1,564	1,578	1,564	1.5%
Epika Fleet Services, Inc.	(16)	SF	5.00%	8.67%	11/12/2025	4/17/2031	414	418	414	0.4%
Epika Fleet Services, Inc.	(16)	SF	5.00%	8.70%	11/12/2025	4/17/2031	4,791	4,791	4,791	4.6%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.00%	8.70%	11/12/2025	4/17/2031	2,645	—	—	0.0%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.80%	1/9/2026	3/8/2027	332	328	332	0.3%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.81%	11/12/2025	3/8/2027	2,133	2,130	2,133	2.1%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.81%	11/12/2025	3/8/2027	438	437	438	0.4%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.81%	11/12/2025	3/8/2027	992	991	992	1.0%
RD Last Mile Holdings, LLC (Revolver)	(14)	SF	6.15%	9.80%	11/12/2025	3/8/2027	554	—	—	0.0%
							13,863	10,673	10,664	10.3%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							246,299	198,441	199,088	192.6%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Equity Investments (7) (11) (12)
Construction & Building
FR Panther Intermediate, LLC (53,333 Class A-1 units)	(17)	—	—	—	1/23/2026	—	—	$533	$533	0.5%
								533	533	0.5%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (2,601 Class A units)		—	—	—	11/19/2025	—	—	2,549	2,809	2.7%
								2,549	2,809	2.7%
Environmental Industries
Volt Bidco, Inc. (311 shares of common stock)		—	—	—	11/19/2025	—	—	332	266	0.3%
								332	266	0.3%
High Tech Industries
Pathlock, Inc. (537 Series A preferred shares)		—	—	—	11/19/2025	—	—	348	316	0.3%
Planful, Inc. (154,557 Class A units)		n/a	n/a	8.00% PIK	11/19/2025	—	—	397	355	0.3%
Planful, Inc. (11,693 Class B options)		—	—	—	11/19/2025	—	—	15	12	0.0%
								760	683	0.6%
Services: Business
Cosmos Bidco, Inc. (164,077 Class A membership interest)		—	—	—	11/19/2025	—	—	191	167	0.2%
Pursuit Buyer, LLC (2,000 Class A-1 units)		—	—	—	1/5/2026	—	—	200	200	0.2%
Rampart Exterior Services Buyer, Inc. (873 Series A-2 preferred units)		n/a	n/a	10.00% PIK	11/19/2025	—	—	836	1,147	1.1%
SingleStore, Inc. (1,410,256 shares of common stock)		—	—	—	11/19/2025	—	—	1,410	1,396	1.3%
								2,637	2,910	2.8%
Services: Consumer
Kar Wash Holdings, LLC (7,922 Series A preferred units)		—	—	—	11/19/2025	—	—	15	29	0.0%
Kar Wash Holdings, LLC (43,954 Class A units)		—	—	—	11/19/2025	—	—	68	146	0.1%
								83	175	0.1%
Transportation: Cargo
Epika Fleet Services, Inc. (273,128 shares of common stock)		—	—	—	3/13/2026	—	—	416	416	0.4%
RD Last Mile Holdings, LLC (2,216,479 shares of common stock)	(13)	—	—	—	11/19/2025	—	—	3,668	4,679	4.5%
								4,084	5,095	4.9%
Total Non-Controlled/Non-Affiliate Equity Investments								10,978	12,471	11.9%

Total Non-Controlled/Non-Affiliate Company Investments								$209,419	$211,559	204.5%

TOTAL INVESTMENTS								$209,419	$211,559	204.5%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$41	AUD	63	Bannockburn Global Forex, LLC	4/2/2026	$(2)
Foreign currency forward contract	$36	AUD	55	Bannockburn Global Forex, LLC	7/3/2026	(2)
Foreign currency forward contract	$34	AUD	53	Bannockburn Global Forex, LLC	10/2/2026	(2)
Foreign currency forward contract	$33	AUD	51	Bannockburn Global Forex, LLC	1/5/2027	(2)
Foreign currency forward contract	$32	AUD	49	Bannockburn Global Forex, LLC	4/5/2027	(2)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	7/2/2027	(2)
Foreign currency forward contract	$32	AUD	50	Bannockburn Global Forex, LLC	10/5/2027	(3)
Foreign currency forward contract	$31	AUD	50	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$31	AUD	51	Bannockburn Global Forex, LLC	4/5/2028	(3)
Foreign currency forward contract	$3,740	AUD	6,050	Bannockburn Global Forex, LLC	7/5/2028	(435)
Foreign currency forward contract	$11	CAD	16	Bannockburn Global Forex, LLC	4/6/2026	—
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$35	CAD	47	Bannockburn Global Forex, LLC	10/5/2026	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	1/5/2027	—
Foreign currency forward contract	$39	CAD	54	Bannockburn Global Forex, LLC	4/5/2027	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/6/2027	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/5/2027	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	1/4/2028	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	4/4/2028	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/5/2028	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/3/2028	—
Foreign currency forward contract	$1,790	CAD	2,496	Bannockburn Global Forex, LLC	1/3/2029	(4)
						$(460)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
March 31, 2026
(unaudited)
(in thousands, except for shares and units)
____________________________________________________
(1)    All of Monroe Capital Enhanced Corporate Lending Fund’s (together with its consolidated wholly-owned subsidiaries, the “Fund”) investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended, (the “1940 Act”), unless otherwise noted. All of the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. As of March 31, 2026 all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Canadian Overnight Repo Rate Average ("CORRA" or "CA"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Fund has provided the spread over SOFR or CORRA, as applicable, and the current contractual interest rate in effect at March 31, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Fund’s portfolio company investments, which as of March 31, 2026 represented 204.5% of the Fund’s net assets or 95.6% of the Fund’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (as defined in Note 4 in the accompanying notes to the consolidated financial statements). See Note 4 in the accompanying notes to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.
(5)    Percentages are based on net assets of $103,461 as of March 31, 2026.
(6)    The headquarters of this portfolio company is located in Australia.
(7)    Represents less than 5% ownership of the portfolio company’s voting securities.
(8)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(9)    This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(10)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of March 31, 2026, non-qualifying assets totaled 3.9% of the Fund’s total assets (at fair value).
(11)    Investments without an interest rate are non-income producing.
(12)    Ownership of certain equity investments may occur through a holding company or partnership.
(13)    Investment is held by a taxable subsidiary of the Fund. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund’s wholly-owned taxable subsidiaries.
(14)    All or a portion of this commitment was unfunded at March 31, 2026. As such, interest is earned only on the funded portion of this commitment.
(15)    This delayed draw loan requires that certain financial covenants be met by the portfolio company prior to any fundings by the Fund.
(16)    All or a portion of this security was held in MLEND Financing SPV I LLC ("MLEND Financing SPV"), which is a wholly-owned subsidiary of the Fund, as collateral for MLEND Financing SPV's senior secured revolving credit facility (as amended and/or restated from time to time, the "DB Credit Facility") with Deutsche Bank AG, New York Branch.
(17)    As of March 31, 2026, the Company was party to a subscription agreement with a commitment to fund an additional equity investment of $356.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.19%	12/22/2025	12/22/2031	1,500	$1,485	$1,485	1.5%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.19%	12/22/2025	12/22/2031	2,500	—	—	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.19%	12/22/2025	12/22/2031	500	—	—	0.0%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.22%	11/12/2025	11/1/2028	389	$388	$388	0.4%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.22%	11/6/2025	11/1/2028	5,418	$5,415	$5,418	5.3%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.22%	11/12/2025	11/1/2028	488	$183	$183	0.2%
							10,795	7,471	7,474	7.4%
Banking
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	112	112	112	0.1%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	342	342	341	0.3%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	201	202	201	0.2%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	790	791	790	0.8%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.52%	11/12/2025	1/12/2027	450	176	176	0.2%
							1,895	1,623	1,620	1.6%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	5.00%	8.72%	12/9/2025	12/9/2032	7,000	6,931	6,930	6.8%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.72%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	5.00%	8.72%	12/9/2025	12/9/2030	1,790	—	—	0.0%
							10,159	6,931	6,930	6.8%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.37%	11/19/2025	9/22/2030	2,404	2,357	2,404	2.4%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.37%	11/19/2025	9/22/2030	610	—	—	0.0%
							3,014	2,357	2,404	2.4%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,763	1,760	1,753	1.7%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	243	243	242	0.2%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,659	1,656	1,650	1.6%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	285	284	283	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(14)	SF	6.61%	10.49%	11/12/2025	5/18/2026	2,665	1,066	1,060	1.0%
Niteo Products, LLC	(16)	SF	5.25%	9.02%	12/4/2025	12/4/2031	5,000	4,926	4,926	4.9%
Niteo Products, LLC (Revolver)	(14)	SF	5.25%	9.02%	12/4/2025	12/4/2031	974	—	—	0.0%
							12,589	9,935	9,914	9.7%

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
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
____________________________________________________
(1)    All of the Fund's investments are issued by eligible portfolio companies, as defined in the 1940 Act unless otherwise noted. All of the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. As of December 31, 2025 all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the SOFR or CORRA, each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Fund has provided the spread over SOFR or CORRA, as applicable, and the current contractual interest rate in effect at December 31, 2025. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a PIK provision.
(3)    Except as otherwise noted, all of the Fund’s portfolio company investments, which as of December 31, 2025 represented 188.5% of the Fund’s net assets or 94.5% of the Fund’s total assets, are subject to legal restrictions on sales.
(4)    Except as otherwise noted, because there is no readily available market value for these investments, the fair value of each of these investments is determined in good faith using significant unobservable inputs by the Valuation Designee (as defined in Note 4 in the accompanying notes to the consolidated financial statements). See Note 4 in the accompanying notes to the consolidated financial statements for more information regarding the fair value of the Fund’s investments.
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
(16)    All or a portion of this security was held in MLEND Financing SPV as collateral for the DB Credit Facility.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Note 1. Organization and Principal Business
Monroe Capital Enhanced Corporate Lending Fund (the “Fund”) is a Delaware statutory trust formed on March 3, 2025. The Fund had no substantive operating activities prior to July 7, 2025, the date if the Fund's initial private offering. The Fund is an externally managed, non-diversified, closed-end management investment company which elected on November 20, 2025 (the "BDC Election Date") to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Fund had no substantive operating activities prior to November 6, 2025. The Fund’s investment objective is to provide investors with consistent current income and attractive risk-adjusted returns that are less correlated with public markets.
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
On May 6, 2025, the Fund received an exemptive order from the U.S. Securities and Exchange Commission ("SEC"), that permits the Fund to issue any multiple classes of its common shares of beneficial interests (the “Common Shares”) with, among others, different ongoing shareholder servicing and/or distribution fees (the “Multi-Class Exemptive Relief”). Pursuant to the Multi-Class Exemptive Relief, the Fund offers on a continuous basis up to $1.0 billion of its Common Shares, including Class S shares, Class D shares and Class I shares, pursuant to a continuous public offering (the “Public Offering”) registered with the SEC. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the Fund’s NAV per share, as of the effective date of the monthly share purchase date. The Public Offering is a “best efforts” offering, which means that InspereX LLC, the managing dealer for the Public Offering, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim consolidated financial statements of the Fund and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10, and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted. The Fund has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). The Fund’s first annual fiscal period ended on December 31, 2025. As the Fund commenced investment activities and operations on November 6, 2025 and had no net increase (decrease) in net assets resulting from operations during the three months ended March 31, 2025, comparative consolidated statements of operations, consolidated statements of changes in net assets, and consolidated statements of cash flows are not presented.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2026, including the significant accounting policies described in “Note 2. Summary of Significant Accounting Policies” in the Fund’s consolidated financial statements included therein.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three months ended March 31, 2026, the Fund did not receive return of capital distributions from its equity investments.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $959 and $777 as of March 31, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three months ended March 31, 2026 totaled $311. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Fund’s investment income were as follows:

Three months ended March 31,
2026
Interest income	$4,593
PIK interest income	125
Dividend income (1)	23
Prepayment gain (loss)	(9)
Accretion of discounts and amortization of premiums	87
Total investment income	$4,819
_________________________________________
(1)During the three months ended March 31, 2026, dividend income includes PIK dividends of $23.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Fund may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of March 31, 2026 and December 31, 2025, the Fund had no borrowers with a debt or preferred equity investment on non-accrual status.
Distributions
To the extent that the Fund has taxable income available, the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the record date. All distributions will be paid at the discretion of the Fund's Board of Trustees (the "Board") and will depend on the Fund's earnings, financial condition, maintenance of the Fund's tax treatment as a RIC, compliance with applicable BDC regulations and provisions in the Fund's financing arrangements and such other factors as the Fund's Board may deem relevant from time to time. As a result, the Fund's distribution rates and payment frequency may vary from time to time. Any distribution to shareholders is declared out of assets legally available for distribution. Net realized capital gains, if any, are generally distributed at least annually.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The Fund has adopted a distribution reinvestment plan (the "DRIP") whereby shareholders (other than those located in specific states or who are clients of selected participating brokers) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash. See Note 8 for additional information on the Fund’s distributions and the DRIP.
Segment Reporting
In accordance with ASC Topic 280 – Segment Reporting, the Fund has determined that it has a single reporting segment and operating unit structure. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets. See Note 12 for additional information on the Fund’s segment accounting policies.
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Fund deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Fund’s deposits are held in high-quality financial institutions. As of March 31, 2026 and December 31, 2025, the Fund held no cash denominated in foreign currencies.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within MLEND Financing SPV. Cash and cash equivalents held within MLEND Financing SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Fund. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of March 31, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	March 31, 2026	December 31, 2025
Restricted cash and cash equivalents:
DB Credit Facility	$3,916	$6,524
Total restricted cash and cash equivalents	$3,916	$6,524
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. As of March 31, 2026 and December 31, 2025, the Fund had unamortized debt issuance costs of $2,179 and $2,332, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statement of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statement of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three months ended March 31, 2026 was $153.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
The Fund did not incur organizational costs during three months ended March 31, 2026. As of March 31, 2026, the Fund had $1,510 as "Due to Adviser" on the consolidated statement of assets and liabilities for the portion of organizational costs not yet reimbursed.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Income Taxes
The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Fund maintains its status as a RIC and makes the requisite distributions to shareholders, it generally will not be subject to U.S. federal corporate-level income taxes on any net ordinary income or capital gains that it timely distributes to shareholders as dividends
To qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Fund's capital gain exceeds the Fund's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three months ended March 31, 2026 the Fund recorded no net expense on the consolidated statement of operations for U.S. federal excise tax. As of both March 31, 2026 and December 31, 2025, the Fund recorded no accrual for U.S. federal excise taxes included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.
The Fund’s consolidated Taxable Subsidiary may be subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026 the Fund recorded no net tax expenses on the consolidated statement of operations for this subsidiary. As of both March 31, 2026 and December 31, 2025, there were no payables for corporate-level income taxes.
The Fund accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not take any material uncertain income tax positions through March 31, 2026. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service ("IRS") for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Fund has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the interim consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the interim consolidated financial statements as of and for the three months ended March 31, 2026, except as disclosed in Note 13.
Recent Accounting Pronouncements
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 3. Investments
The following tables show the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$198,442	94.8%	$179,747	94.9%
Equity investments	10,977	5.2	9,681	5.1
Total	$209,419	100.0%	$189,428	100.0%

	March 31, 2026		December 31, 2025
Fair Value:
Senior secured loans	$199,088	94.1%	$180,094	94.3%
Equity investments	12,471	5.9	10,939	5.7
Total	$211,559	100.0%	$191,033	100.0%
The following tables show the composition of the Fund’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	March 31, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$23,913	11.4%	$23,330	12.3%
Northeast	67,300	32.1	67,225	35.5
Southeast	61,084	29.2	47,036	24.8
Southwest	6,021	2.9	5,986	3.2
West	47,046	22.5	41,923	22.1
International	4,055	1.9	3,928	2.1
Total	$209,419	100.0%	$189,428	100.0%

	March 31, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$24,282	11.5%	$23,560	12.3%
Northeast	67,448	31.9	67,371	35.3
Southeast	62,615	29.6	48,317	25.3
Southwest	6,024	2.8	5,990	3.1
West	46,924	22.2	41,831	21.9
International	4,266	2.0	3,964	2.1
Total	$211,559	100.0%	$191,033	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	March 31, 2026		December 31, 2025
Amortized Cost:
Automotive	$8,107	3.9%	7,471	3.9%
Banking	1,622	0.8	1,623	0.9
Chemicals, Plastics & Rubber	6,933	3.3	6,931	3.7
Construction & Building	4,974	2.4	—	—
Consumer Goods: Durable	4,903	2.3	4,906	2.6
Consumer Goods: Non-Durable	9,920	4.7	9,935	5.2
Containers, Packaging & Glass	3,952	1.9	—	—
Environmental Industries	5,431	2.6	5,124	2.7
FIRE: Finance	7,538	3.6	7,419	3.9
Healthcare & Pharmaceuticals	35,256	16.8	30,284	16.0
High Tech Industries	33,627	16.1	32,955	17.4
Media: Advertising, Printing & Publishing	8,854	4.2	8,850	4.7
Retail	1,266	0.6	1,266	0.6
Services: Business	52,311	25.0	45,489	24.1
Services: Consumer	9,968	4.8	9,988	5.3
Telecommunications	—	—	5,002	2.6
Transportation: Cargo	14,757	7.0	12,185	6.4
Total	$209,419	100.0%	$189,428	100.0%

	March 31, 2026		December 31, 2025
Fair Value:
Automotive	$8,124	3.8%	7,474	3.9%
Banking	1,620	0.8	1,620	0.8
Chemicals, Plastics & Rubber	7,021	3.3	6,930	3.6
Construction & Building	4,969	2.3	—	—
Consumer Goods: Durable	5,207	2.5	5,082	2.7
Consumer Goods: Non-Durable	9,876	4.7	9,914	5.2
Containers, Packaging & Glass	3,950	1.9	—	—
Environmental Industries	5,326	2.5	5,032	2.6
FIRE: Finance	7,752	3.7	7,456	3.9
Healthcare & Pharmaceuticals	35,270	16.6	30,320	15.9
High Tech Industries	33,554	15.9	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.2	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	52,864	25.0	45,812	24.0
Services: Consumer	10,063	4.8	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	15,759	7.4	13,112	6.8
Total	$211,559	100.0%	$191,033	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
Under Rule 2a-5 of the 1940 Act, the Board has designated MC Advisors as the Fund’s valuation designee (the “Valuation Designee”) to perform fair value determinations for investments held by the Fund without readily available market quotations. The Board is responsible for oversight of the Valuation Designee. The Valuation Designee has established a valuation committee to determine in good faith the fair value of the Fund’s investments that are not publicly traded or whose market prices are not readily available based on input of the Valuation Designee’s management and personnel and independent valuation firms which are engaged at the direction of the Valuation Designee’s valuation committee to assist in the valuation of certain portfolio investments lacking a readily available market quotation. The Valuation Designee’s valuation committee determines fair values pursuant to a valuation policy approved by the Board and pursuant to a consistently applied valuation process.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
As of March 31, 2026, the Valuation Designee determined, in good faith, the fair value of the Fund’s portfolio investments in accordance with GAAP and the Fund’s valuation procedures based on the facts and circumstances known by the Fund and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Fund’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements
March 31, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$199,088	$199,088
Equity investments		—	12,471	12,471
Total investments, at fair value	$—	$—	$211,559	$211,559
Foreign currency forward contracts asset (liability)	$—	$(460)	$—	$(460)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$180,094	$180,094
Equity investments	—	—	10,939	10,939
Total investments, at fair value	$—	$—	$191,033	$191,033
Foreign currency forward contracts asset (liability)	$—	$(343)	$—	$(343)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans in the Fund's investment portfolio ranged from 7.52% to 10.80% at March 31, 2026 and 7.48% to 10.94% at December 31, 2025. The maturity dates on the loans outstanding at March 31, 2026 range between May 2026 and January 2033.
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three months ended March 31, 2026:

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of January 1, 2026	$180,095	$10,938	$191,033
Net change in unrealized gain (loss) on investments	300	236	536
Purchases of investments and other adjustments to cost (1)	23,909	1,297	25,206
Proceeds from principal payments and sales of investments (2)	(5,216)	—	(5,216)
Balance as of March 31, 2026	$199,088	$12,471	$211,559
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
The total net change in unrealized gain (loss) on investments included on the consolidated statement of operations for the three months ended March 31, 2026, attributable to Level 3 investments still held at March 31, 2026, was $536. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three months ended March 31, 2026.
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
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Fund's Level 3 investments as of March 31, 2026:

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$105,433	Discounted cash flow	EBITDA multiples	11.8x	7.3x	26.5x
			Market yields	9.4%	7.6%	13.9%
Senior secured loans	91,257	Discounted cash flow	Revenue multiples	6.3x	4.2x	13.0x
			Market yields	9.6%	8.6%	12.9%
Senior secured loans	2,398	Enterprise value	EBITDA multiples	8.3x	8.3x	8.3x
Equity investments	9,759	Enterprise value	EBITDA multiples	9.9x	7.8x	15.5x
Equity investments	2,446	Enterprise value	Revenue multiples	6.3x	4.5x	7.8x
Equity investments	266	Option pricing model	Volatility	65.0%	65.0%	65.0%
Total Level 3 Assets	$211,559
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Fund's debt as of March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
DB Credit Facility	$111,321	$111,321	$97,068	$97,068
Total Debt	$111,321	$111,321	$97,068	$97,068
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Fund’s debt obligations according to the fair value hierarchy:

	March 31, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	111,321	97,068
Total Debt	$111,321	$97,068

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 5. Transactions with Related Parties
MC Advisors, subject to the overall supervision of the Board, serves as the Fund's investment adviser pursuant to the Advisory Agreement, which the Fund entered into with MC Advisors on the BDC Election Date. Prior to the BDC Election Date, MC Management served as our investment adviser pursuant to the MC Management Advisory Agreement. Each of MC Management and MC Advisors is registered as an investment adviser under the Advisers Act.
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
Base management fees for the three months ended March 31, 2026 were $638, of which MC Advisors elected to voluntarily waive $153, resulting in net fees of $485.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
The composition of the Fund’s incentive fees for the three months ended March 31, 2026 was as follows:

Three months ended March 31,
2026
Part one incentive fees (1)	$285
Part two incentive fees (2)	52
Total incentive fees	$337
Incentive fee waivers (3)	(285)
Total incentive fees, net of incentive fee waivers	$52
_________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Fund accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Fund will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss). For the three months ended March 31, 2026, the Fund accrued capital gains incentive fees of $52 based on the unrealized appreciation of portfolio investments, none of which was payable to MC Advisors under the Advisory Agreement.
(3)Represents part one incentive fees voluntarily waived by MC Advisors.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
For the three months ended March 31, 2026 the Fund incurred $596 in administrative expenses (included within professional fees, administrative service fees, and general and administrative expenses on the consolidated statement of operations) under the Administration Agreement, of which $270 was related to MC Management overhead and salary allocation and paid directly to MC Management. As of March 31, 2026 and December 31, 2025, $270 and $226, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.
Expense Support Agreement: The Fund has entered into an expense support and conditional reimbursement agreement (the “Expense Support Agreement”) with MC Advisors. Pursuant to the Expense Support Agreement, MC Advisors is obligated to advance the Fund’s Operating Expenses (each, a “Required Expense Payment”) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. Under the Expense Support Agreement, “Operating Expenses” means all of the Fund’s operating costs and expenses incurred (including organization and offering expenses), as determined in accordance with generally accepted accounting principles for investment companies, less base management and incentive fees owed to MC Advisors, shareholder servicing and/or distribution fees, and borrowing costs. Any Required Expense Payment must be paid by MC Advisors to the Fund in any combination of cash or other immediately available funds, and/or offset against amounts due from the Fund to MC Advisors or its affiliates. Notwithstanding the foregoing, MC Advisors also paid $1,000 of the Fund’s organization and offering expenses on the Fund’s behalf without reimbursement or recoupment under the Expense Support Agreement or otherwise, which amount shall not be included in the calculation of “Operating Expenses” under the Expense Support Agreement.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
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
The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month. For the three months ended March 31, 2026, the Fund recorded $365 in expense support on the consolidated statement of operations, which is subject to reimbursement in accordance with the Expense Support Agreement
Trademark License Agreement: The Fund has entered into a trademark license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Fund a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Fund has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Fund has no legal right to the “Monroe Capital” name or logo.
Trustees' Fees: As of March 31, 2026 and December 31, 2025, the Fund had accounts payable to members of the Board of $25 and zero, respectively, representing accrued and unpaid fees for their services.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 6. Borrowings
In accordance with the 1940 Act, the Fund is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. On October 10, 2025, the Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage ratio based on aggregate borrowings outstanding was 191% and 202%, respectively.
The Fund’s outstanding debt as of March 31, 2026 and December 31, 2025, was as follows:

	March 31, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$113,500	$111,321	$2,179
Total	$200,000	$113,500	$111,321	$2,179
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of March 31, 2026, the Fund had unused borrowing base availability under the DB Credit Facility of $11,129.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.

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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Under the DB Credit Facility, the lenders have agreed to extend credit to MLEND Financing SPV in an aggregate principal amount of up to $200,000 as of the DB Credit Facility Effective Date, and includes an accordion feature which allows the Fund, under certain circumstances, to increase the total size of the facility to $500,000 with consent of the Facility Agent and the lenders. The period during which the MLEND Financing SPV may request advances under the DB Credit Facility (the “Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 10, 2028 unless there is an earlier termination or a facility termination event. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which the Fund ceases to exist or (iii) the occurrence of a facility termination event.
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of March 31, 2026 and December 31, 2025, the outstanding borrowings of $113.5 million and $99.4 million were accruing at a weighted average interest rate of 5.41% and 5.61%, respectively.
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
As of March 31, 2026, the Fund and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.
Components of Interest Expense
The components of the Fund's interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three months ended March 31, 2026 were as follows:

Three months ended March 31,
2026
Interest expense - DB Credit Facility	$1,650
Amortization of debt issuance costs	153
Total interest and other debt financing expenses	$1,803
Average debt outstanding	$110,816
Average stated interest rate (1)	6.1%
_________________________________________
(1)Average stated interest rate includes the impact of unused commitment fees and other fees.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Derivative Instruments
The Fund enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Fund’s investments denominated in foreign currencies. As of both March 31, 2026 and December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statement of operations.
Certain information related to the Fund’s foreign currency forward contracts is presented below as of March 31, 2026 and December 31, 2025.

	March 31, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	63	4/2/2026	$—	$(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	55	7/3/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	53	10/2/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	1/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	4/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	7/2/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	10/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	4/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	6,050	7/5/2028	—	(435)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	16	4/6/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	47	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	1/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	54	4/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/6/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	1/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	4/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/5/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/3/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2,496	1/3/2029	—	(4)	Net unrealized loss on foreign currency forward contracts
				$—	$(460)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

	December 31, 2025
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	63	4/2/2026	$—	($1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	55	7/3/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	53	10/2/2026	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	1/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	4/5/2027	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	7/2/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	10/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	4/5/2028	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	6,050	7/5/2028	—	(298)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	47	3/4/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	16	4/6/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	7/3/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	10/5/2026	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	1/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	54	4/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/6/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/5/2027	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	1/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	4/4/2028	—	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/5/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/3/2028	—	(1)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2,496	1/3/2029	—	(29)	Net unrealized loss on foreign currency forward contracts
				$—	$(343)
For the three months ended March 31, 2026, the Fund recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($117). For the three months ended March 31, 2026 the Fund recognized no net realized gain (loss) on foreign currency forward contracts.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Distributions
The Board expects to declare monthly regular distributions for each class of Common Shares outstanding. The Fund’s distributions to shareholders are recorded on the applicable record date. The following table summarizes the distributions declared by the Board with respect to the Fund's Class I shares during the three months ended March 31, 2026:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share	Distribution Declared
Three months ended March 31, 2026:
January 22, 2026	January 30, 2026	February 24, 2026	Regular	$0.20	$790
February 20, 2026	February 27, 2026	March 24, 2026	Regular	0.18	718
March 20, 2026	March 31, 2026	April 22, 2026	Regular	0.20	804
Total distributions declared				$0.58	$2,312

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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 9. Stock Issuances and Share Repurchase Program
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
The following table summarizes the issuance of Class I shares in the Fund's Public Offering during the three months ended March 31, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2026:
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
Total		70,664	$1,814
During the three months ended March 31, 2026, the Fund issued a de minimis amount of Class I shares under the DRIP.
As of March 31, 2026 and December 31, 2025, the Fund has not offered or sold any Class S or Class D shares.
Share Repurchase Program
At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, the Fund intends to commence a share repurchase program in which the Fund intends to offer to repurchase up to 5% of the Fund's Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund's best interest and the best interest of the Fund's common shareholders. As a result, share repurchases may not be available each quarter. The Fund will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed on Schedule TO. All shares purchased by the Fund pursuant to the terms of each tender offer will thereafter will be authorized and unissued shares.
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
During the three months ended March 31, 2026, the Fund did not repurchase any Common Shares.
Note 10. Commitments and Contingencies
Commitments: As of March 31, 2026 and December 31, 2025, the Fund had $47,103 and $38,551, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Fund’s available cash balances and/or ability to draw on its existing credit facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of March 31, 2026.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The table below presents outstanding commitments to fund investments in current portfolio companies as of March 31, 2026 and December 31, 2025:

Portfolio Company	March 31, 2026	December 31, 2025
Asset Reliability Bidco, Inc. (Delayed Draw)	$1,190	$1,190
Asset Reliability Bidco, Inc. (Revolver)	476	476
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	1,667	—
BCTO Bobsled Purchaser, Inc. (Revolver)	500	—
Cdata Software, Inc. (Delayed Draw)	439	439
Cdata Software, Inc. (Delayed Draw)	373	373
Cdata Software, Inc. (Revolver)	527	527
Cohere Beauty, Phoenix LLC (Revolver)	1,599	1,599
Cosmos Bidco, Inc. (Delayed Draw)	392	392
Cosmos Bidco, Inc. (Revolver)	312	410
DataOnline Corp. (Revolver)	—	73
EMCO Holdco LLC (Delayed Draw)	1,369	1,369
EMCO Holdco LLC (Revolver)	1,790	1,790
Engineered Metal Solutions, Inc. (Revolver)	610	610
Epika Fleet Services, Inc.	—	1,837
Epika Fleet Services, Inc. (Revolver)	2,645	2,645
EverView AcquisitionCo, Inc. (Delayed Draw)	2,750	2,750
EverView AcquisitionCo, Inc. (Revolver)	2,063	2,063
Excel Testing and Engineering Holdings LLC (Delayed Draw)	1,900	2,500
Excel Testing and Engineering Holdings LLC (Revolver)	500	500
FR Panther Intermediate, LLC (Delayed Draw)	1,333	—
FR Panther Intermediate, LLC (Revolver)	389	—
FR Panther Intermediate, LLC (Equity Commitment)	356	—
GC Champion Acquisition LLC (Delayed Draw)	562	562
Lifted Trucks Holdings, LLC (Revolver)	256	305
Milrose Consultants, LLC (Revolver)	75	75
Niteo Products, LLC (Revolver)	974	974
Pacvue Intermediate LLC (Revolver)	152	152
Pathlock, Inc. (Delayed Draw)	78	130
Pathlock, Inc. (Delayed Draw)	261	261
Pathlock, Inc. (Revolver)	26	26
Phia Purchaser, LLC (Delayed Draw)	1,276	1,276
Phia Purchaser, LLC (Revolver)	765	765
Project Tahoe Acquisition Corporation (Revolver)	1,167	—
Protecht Group Holdings Pty Ltd (Delayed Draw)	1,035	1,001
Protecht Group Holdings Pty Ltd (Delayed Draw)	330	440
Protecht Group Holdings Pty Ltd (Revolver)	207	200
Protecht Group Holdings Pty Ltd (Revolver)	300	300
Pursuit Buyer, LLC (Delayed Draw)	440	—
Pursuit Buyer, LLC (Delayed Draw)	2,000	—
Pursuit Buyer, LLC (Revolver)	1,500	—

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	March 31, 2026	December 31, 2025
Rampart Exterior Services Buyer, Inc. (Revolver)	$589	$589
RD Last Mile Holdings, LLC (Revolver)	554	554
Securly, Inc. (Revolver)	—	615
SingleStore, Inc. (Delayed Draw)	1,023	1,268
SingleStore, Inc. (Revolver)	1,294	1,294
StarCompliance MidCo, LLC (Revolver)	275	275
TigerConnect, Inc. (Revolver)	1,532	1,532
Vanterra Holdings, LLC (Delayed Draw)	3,000	—
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	1,563	1,563
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	781	781
Vhagar Purchaser, LLC (Delayed Draw)	493	493
Vhagar Purchaser, LLC (Revolver)	197	197
Volt Bidco, Inc. (Revolver)	176	338
ZI Intermediate II, Inc. (Revolver)	1,042	1,042
Total Unfunded Portfolio Company Commitments	$47,103	$38,551
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 11. Financial Highlights
The following are financial highlights of the Fund for Class I shares for the three months ended March 31, 2026:

March 31, 2026
Per share data:
Net asset value at beginning of period	$25.66
Net investment income (1)	0.56
Net realized and unrealized gain (loss) (1)	0.10
Net increase (decrease) in net assets resulting from operations (1)	0.66
Shareholder distributions declared (2)	(0.58)
Net asset value at end of period	$25.74
Total return based on average net asset value (3)	2.60%
Ratio/Supplemental data:
Net assets at end of period	$103,461
Shares outstanding at end of period	4,019,156
Portfolio turnover rate (4)	2.59%
Ratio of total investment income to average net assets (5)	19.09%
Ratio of expenses to average net assets with waivers and expense support (5)	10.91%
Ratio of expenses to average net assets without waivers and expense support (5)	12.46%
Ratio of net investment income to average net assets with waivers and expense support (5)	8.18%
Ratio of net investment income to average net assets without waivers and expense support (5)	6.64%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the three months ended March 31, 2026.
(2)The per share data for distributions reflects the actual amount of distributions declared from net investment income during the three months ended March 31, 2026. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Funds’s taxable earnings fall below the total amount of the Fund’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Fund’s shareholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of March 31, 2026, none of the distributions would have been characterized as a tax return of capital to the Fund’s shareholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
(3)Total return is calculated as the change in NAV per share during the period, divided by the beginning NAV per share. The Fund's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Return calculation is not annualized.
(4)Ratio is not annualized.
(5)Ratios are annualized. Incentive fees and organizational costs included within the ratios are not annualized.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Segment Reporting
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
Note 13. Subsequent Events
The Fund has evaluated subsequent events through May 11, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On April 1, 2026, the Fund sold 23,893 Class I shares in the Public Offering for an aggregate consideration of $615. The Fund received proceeds of $275 effective May 1, 2026 relating to the issuance of Class I shares in the Public Offering.
Distributions: On April 22, 2026, the Board declared a distribution of $0.20 per Class I share payable on or about May 22, 2026 to shareholders of record as of April 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and related notes and other financial information appearing elsewhere in this quarterly report on Form 10-Q (the “Quarterly Report”).
FORWARD-LOOKING STATEMENTS
This Quarterly Report, including this Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains statements that constitute forward-looking statements, which relate to future events or future performance or future financial condition of Monroe Capital Enhanced Corporate Lending Fund (the "Fund," "we," "us," or "our"). These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about our company, our industry, our beliefs and our assumptions. The forward-looking statements contained in this Quarterly Report involve risks and uncertainties, including statements as to:

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part I-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026 and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. Important assumptions include our ability to originate new loans and investments, certain margins and levels of profitability and the availability of additional capital. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Quarterly Report on Form 10-Q should not be regarded as a representation by us that our plans and objectives will be achieved.
We have based the forward-looking statements included in this Quarterly Report on Form 10-Q on information available to us on the date of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Quarterly Report on Form 10-Q, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the U.S. Securities and Exchange Commission (the "SEC"), including Annual Reports on Form 10-K, registration statements on Form N-2, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.
Overview
Monroe Capital Enhanced Corporate Lending Fund is a newly organized, externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on March 3, 2025, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We commenced investment operations following the closing on the Seed Contribution and, prior to the BDC Election Date on November 20, 2025, conducted our investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. Proceeds from the Seed Contribution were invested in accordance with the Fund’s investment objective. Prior to the BDC Election Date, MC Management served as our investment adviser, pursuant to the MC Management Advisory Agreement, and as our Administrator, pursuant to the Administration Agreement. Following the BDC Election Date, MC Advisors serves as our investment adviser pursuant to the Advisory Agreement, which we entered with MC Advisors on the BDC Election Date (at which time the MC Management Advisory Agreement was terminated). MC Management continues to serve as the Administrator following the BDC Election Date pursuant to the terms of the Administration Agreement. The term “Adviser” refers (i) to MC Management in its capacity as our investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as our investment adviser following our entry into the Advisory Agreement on the BDC Election Date. Both MC Management and MC Advisors are registered as investment advisers with the SEC under the Advisers Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.
Our investment strategy involves investing primarily in directly originated assets, including senior secured loans, and club transactions (generally investments made by a small group of investment firms) and syndicated loans, made to or issued by a diversified set of U.S. lower middle market companies, which we generally define as companies with between $50 million and $350 million in annual revenue, $3 million and $35 million of annual EBITDA, and/or $50 million and $250 million in annual recurring revenue ("ARR"). Our investment portfolio is expected to be comprised primarily of a balanced portfolio of diversified senior secured loans to lower middle market companies with predictable and stable cash flows (“cash-flow loans”) and senior secured loans to software or technology-enabled lower middle market companies that operate with between $50 million and $250 million in ARR (such loans referred to as “ARR Loans”).
We expect to invest primarily in: (i) senior secured loans, notes, and bonds; (ii) unitranche secured loans and securities (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan); (iii) syndicated loans; and (iv) equity in relation to financing independent sponsor transactions where we typically provide a combination of both senior debt and equity. The Fund may invest without limit in directly originated loans. To a lesser extent, we may make investments in subordinated secured and unsecured loans, subordinated debt, which in some cases includes equity and/or preferred components and other types of credit instruments, made to or issued by U.S. lower middle market companies, or in more liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes. We may also invest in foreign instruments and illiquid and restricted securities. While most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we also expect to invest from time to time in non-U.S. companies. As of March 31, 2026, our portfolio included approximately 94.1% senior secured loans and 5.9% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
We use Monroe Capital LLC’s ("Monroe Capital") extensive leveraged finance origination infrastructure and broad expertise in sourcing loans to invest in senior secured, unitranche secured and junior secured debt of middle-market companies. Our investment size will vary proportionately with the size of our capital base. We believe that our focus on lending to lower middle-market companies offers several advantages as compared to lending to larger companies, including more attractive economics, lower leverage, more comprehensive and restrictive covenants, more expansive events of default, relatively small debt facilities that provide us with enhanced influence over our borrowers, direct access to borrower management and improved information flow.
Stock Issuances and Share Repurchase Program
Stock Issuances: On May 6, 2025, we received an exemptive order from the SEC, that permits us to issue any multiple classes of our common shares of beneficial interests (the “Common Shares”) with, among others, different ongoing shareholder servicing and/or distribution fees (the "Multi-Class Exemptive Relief"). Pursuant to the Multi-Class Exemptive Relief, we offer on a continuous basis up to $1.0 billion of our Common Shares, including Class S shares, Class D shares and Class I shares, pursuant to a continuous public offering (the "Public Offering") registered with the SEC. The share classes have different ongoing shareholder servicing and/or distribution fees. The purchase price per share for each class of Common Shares equals the NAV per share, as of the effective date of the monthly share purchase date. The Public Offering is a “best efforts” offering, which means that InspereX LLC, the managing dealer for the Public Offering, will use its best efforts to sell Common Shares, but is not obligated to purchase or sell any specific amount of shares.

The following table summarizes the issuance of Class I shares in our Public Offering (in thousands except shares and per share data) during the three months ended March 31, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Three months ended March 31, 2026:
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
Total		70,664	$1,814
During the three months ended March 31, 2026, we issued a de minimis amount of Class I shares under our dividend reinvestment plan ("DRIP"). See "Financial Condition, Liquidity and Capital Resources - Distributions" below for more information regarding the DRIP.
As of March 31, 2026 the Fund has not offered or sold any Class S or Class D shares.
Share Repurchase Program: At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all.
We will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed with the SEC on Schedule TO. All common shareholders will be given at least 20 full business days to elect to participate in such share repurchases. All shares purchased by us pursuant to the terms of each tender offer will thereafter be authorized and unissued shares.
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
Expenses
Our primary operating expenses include the payment of base management and incentive fees to MC Advisors under the Advisory Agreement, reimbursement payments to MC Management for our allocable portion of MC Management's overhead and other expenses incurred by it in performing its obligations under the Administration Agreement, and interest expense and other debt financing expenses related to our borrowings. See Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for additional information on our Advisory Agreement and Administration Agreement.
Except as specifically provided in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses” in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2025, all investment professionals and staff of the Adviser, when and to the extent engaged in providing investment advisory services to us, and the base compensation, bonus and benefits, and routine overhead expenses, of such personnel allocable to such services, are provided and paid for by the Adviser. We bear all other costs and expenses of our operations, administration and transactions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses” in Part II of our annual report on Form 10-K for the fiscal year ended December 31, 2025 for more information.

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
Portfolio and Investment Activity
During the three months ended March 31, 2026, we invested $19.2 million in 4 new portfolio companies and we invested $5.8 million in 14 existing portfolio companies and had $5.2 million in aggregate amount of sales and principal repayments, resulting in net investments of $19.8 million for the period.

The following table shows portfolio yield by investment type:

	March 31, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.4%	9.4%	9.6%	9.6%
Equity investments	9.4	9.4	9.3	9.3
Total	9.4%	9.4%	9.6%	9.6%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2026		December 31, 2025
Fair Value:
Senior secured loans	$199,088	94.1%	$180,094	94.3%
Equity investments	12,471	5.9	10,939	5.7
Total	$211,559	100.0%	$191,033	100.0%
Our portfolio composition at March 31, 2026 remained relatively consistent with our portfolio at December 31, 2025, with changes resulting primarily from investments in new and existing portfolio companies. As of March 31, 2026, our yields decreased slightly compared to December 31, 2025, primarily due to decreases in base rates on our loan portfolio.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	March 31, 2026		December 31, 2025
Fair Value:
Automotive	$8,124	3.8%	7,474	3.9%
Banking	1,620	0.8	1,620	0.8
Chemicals, Plastics & Rubber	7,021	3.3	6,930	3.6
Construction & Building	4,969	2.3	—	—
Consumer Goods: Durable	5,207	2.5	5,082	2.7
Consumer Goods: Non-Durable	9,876	4.7	9,914	5.2
Containers, Packaging & Glass	3,950	1.9	—	—
Environmental Industries	5,326	2.5	5,032	2.6
FIRE: Finance	7,752	3.7	7,456	3.9
Healthcare & Pharmaceuticals	35,270	16.6	30,320	15.9
High Tech Industries	33,554	15.9	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.2	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	52,864	25.0	45,812	24.0
Services: Consumer	10,063	4.8	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	15,759	7.4	13,112	6.8
Total	$211,559	100.0%	$191,033	100.0%
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

As part of the monitoring process, MC Advisors regularly assesses the risk profile of each of our investments and rates each of them based on an internal proprietary system that uses the categories listed below, which we refer to as MC Advisors’ investment performance risk rating. For any investment rated in Grades 3, 4 or 5, MC Advisors, through its internal Portfolio Management Group (“PMG”), will increase its monitoring intensity and prepare regular updates for the investment committee for the Fund ("Investment Committee"), summarizing current operating results and material impending events and suggesting recommended actions. The PMG is responsible for oversight and management of any investments rated in Grades 3, 4, or 5. MC Advisors monitors and, when appropriate, changes the investment ratings assigned to each investment in our portfolio. In connection with our valuation process, MC Advisors reviews these investment performance risk ratings on a quarterly basis. The investment performance risk rating system is described as follows:

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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of March 31, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	211,559	100.0
3	—	—
4	—	—
5	—	—
Total	$211,559	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	191,033	100.0
3	—	—
4	—	—
5	—	—
Total	$191,033	100.0%
As of both March 31, 2026 and December 31, 2025, there were no borrowers with debt or preferred equity investments on non-accrual status.
Results of Operations
We are a newly-formed entity that commenced investment operations following the closing on capital in the Seed Contribution, which occurred on November 6, 2025. Since we commenced investment operations on November 6, 2025, we therefore have no corresponding prior period with which to compare our operating results for the three months ended March 31, 2026.
Operating results were as follows (in thousands):

Three months ended March 31,
2026
Total investment income	$4,819
Total operating expenses, net of fee waivers and expense support	2,596
Net investment income before income taxes	2,223
Income taxes, including excise taxes	—
Net investment income	2,223
Net change in unrealized gain (loss) on investments	536
Net change in unrealized gain (loss) on foreign currency forward contracts	(117)
Net change in unrealized gain (loss)	419
Net increase (decrease) in net assets resulting from operations	$2,642

Net change in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Investment Income
The composition of our investment income was as follows (in thousands):

Three months ended March 31,
2026
Interest income	$4,593
PIK interest income	125
Dividend income (1)	23
Prepayment gain (loss)	(9)
Accretion of discounts and amortization of premiums	87
Total investment income	$4,819
_________________________________________
(1)Dividend income includes PIK dividends of $23.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

Three months ended March 31,
2026
Interest and other debt financing expenses	$1,803
Base management fees, net of base management fee waiver (1)	485
Incentive fees, net of incentive fee waiver (2)	52
Professional fees	88
Administrative service fees	270
General and administrative expenses	238
Trustees' fees	25
Operating expenses before expense support, net of fee waivers	2,961
Expense support (3)	(365)
Total operating expenses, net of fee waivers and expense support	2,596
_________________________________________
(1)Base management fees were $0.6 million, of which MC Advisors waived $0.2 million. Through December 31, 2026 (the "Advisory Fee Waiver Period"), MC Advisors has voluntarily agreed to waive a portion of the management fee such that during the Advisory Fee Waiver Period, the management fee rate will be 0.95% of the Fund's average total assets. There is no guarantee that MC Advisors will waive any additional base management fees in the future.
(2)Incentive fees were $0.3 million, comprised of income-based incentive fees (part one incentive fees) of $0.3 million and capital gains incentive fees (part two incentive fees) of $0.1 million,, of which MC Advisors waived part one incentive fees of $0.3 million. During the Advisory Fee Waiver Period, MC Advisors has voluntarily agreed to waive all income-based incentive fees (part one incentive fees). There is no guarantee that MC Advisors will waive any additional incentive fees in the future. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.
(3)See Note 5 to our consolidated financial statements for the three months ended March 31, 2026 for additional information regarding the Expense Support Agreement.

The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) was as follows (in thousands):

Three months ended March 31,
2026
Interest expense - DB Credit Facility	$1,650
Amortization of debt issuance costs	153
Total interest and other debt financing expenses	$1,803
Average debt outstanding	$110,816
Average stated interest rate (1)	6.1%
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three months ended March 31, 2026, we recorded no net expense on the consolidated statement of operations for U.S. federal excise tax.
One of our consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the three months ended March 31, 2026, we recorded no net tax expense on the consolidated statement of operations for this subsidiary.
Net Realized Gain (Loss)
For the three months ended March 31, 2026, we had no net realized gain (loss) on investments.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. For the three months ended March 31, 2026, we had no net realized gain (loss) on foreign currency forward contracts.
For the three months ended March 31, 2026, we had no net realized gain (loss) on foreign currency and other transactions.
Net Change in Unrealized Gain (Loss)
For the three months ended March 31, 2026, our investments had $0.5 million of net change in unrealized gain. The net change in unrealized gain includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the period.
For the period from three months ended March 31, 2026, our foreign currency forward contracts had $(0.1) million of net change in unrealized loss.

Net Increase (Decrease) in Net Assets Resulting from Operations
For the three months ended March 31, 2026, the net increase (decrease) in net assets resulting from operations was $2.6 million primarily as a result of net investment income and net mark-to-market gains on our investments. Based on our weighted average Common Shares outstanding during the three months ended March 31, 2026, our per share net increase in net assets resulting from operations was $0.66.
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
As a BDC, we are generally not permitted to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if our Board, including our independent trustees, determines that such sale is in the best interests of us and our shareholders, and if our shareholders have approved such sales. As of March 31, 2026, we had 4,019,156 Class I shares outstanding. We have not offered or sold any of our Class S or Class D shares.
As of March 31, 2026, we had $1.1 million in cash and cash equivalents and $3.9 million in restricted cash and cash equivalents at MLEND Financing SPV. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiary and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense, and the quarterly release of our earnings.
As of March 31, 2026, $113.5 million was outstanding on our DB Credit Facility, and we had $86.5 million available for additional borrowings under the facility. See “Borrowings” below for additional information. In accordance with the 1940 Act, we are generally permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of March 31, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 191% and 202%, respectively.
Cash Flows
For the three months ended March 31, 2026, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(2.2) million. For the three months ended March 31, 2026, operating activities used $15.8 million, primarily as a result of net purchases of portfolio investments. During the same period we generated $13.6 million from financing activities, primarily as a result of proceeds from the issuance of Common Shares and proceeds from net borrowings on our debt facility.
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

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to shareholders for the three months ended March 31, 2026 totaled $2.3 million ($0.58 per share). The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions was determined as of March 31, 2026, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

Borrowings
Our outstanding debt as of March 31, 2026 and December 31, 2025 was as follows (in thousands):

	March 31, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$113,500	$111,321	$2,179
Total	$200,000	$113,500	$111,321	$2,179
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of March 31, 2026, we had unused borrowing base availability under our borrowing facility totaling $11.1 million.
(3)Represents the principal amount outstanding, less unamortized debt issuance costs.

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
Under the DB Credit Facility, the lenders have agreed to extend credit to MLEND Financing SPV in an aggregate principal amount of up to $200.0 million as of the DB Credit Facility Effective Date, and includes an accordion feature which allows us, under certain circumstances, to increase the total size of the facility to $500.0 million with consent of the Facility Agent and the lenders. The period during which MLEND Financing SPV may request advances under the DB Credit Facility (the “Revolving Period”) commenced on the DB Credit Facility Effective Date and will continue through November 10, 2028 unless there is an earlier termination or a facility termination event. The DB Credit Facility will mature on the earliest of (i) two years from the last day of the Revolving Period, (ii) the date on which we cease to exist or (iii) the occurrence of a facility termination event.

Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of March 31, 2026 and December 31, 2025, the outstanding borrowings of $113.5 million and $99.4 million were accruing at a weighted average interest rate of 5.41% and 5.61%, respectively.
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
As of March 31, 2026, we and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of March 31, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $47.1 million and $38.6 million, respectively. We believe that our available cash balances and/or ability to draw on our DB Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of March 31, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of March 31, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
Off-Balance Sheet Arrangements: Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not have any off-balance sheet financings or liabilities.
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
Competition from Other Lenders: We believe that many traditional bank lenders, in past years, de-emphasized their service and product offerings to middle-market businesses in favor of lending to large corporate clients and managing capital market transactions. In addition, many commercial banks face significant balance sheet constraints as they seek to build capital and meet future regulatory capital requirements. These factors may result in opportunities for alternative funding sources to middle-market companies and therefore drive increased new investment opportunities for us. We believe the lower middle market - our core focus - remains more insulated from broader market conditions, given the greater complexity, smaller transaction sizes, and relationship-intensive underwriting requirements that continue to favor experienced non-bank lenders. In addition, there has been a significant amount of capital raised over the past several years dedicated to middle market lending which has increased competitive pressure in the BDC and investment company marketplace for senior and subordinated debt which in turn could result in lower yields and weaker financial covenants for new assets.
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

Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans. (1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. In 2025, the overall middle market experienced spread compression and leverage and loan-to-value attachments points have decreased nominally. Further, interest coverage ratios have increased well above 2024 levels, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion. Direct lending volume increased in 2025 driven by significant growth in LBO activity and recapitalizations, which offset a double digit decrease in M&A activity over the same time period.(1) Deal activity declined year over year in the first quarter due to slower private equity M&A activity and macroeconomic uncertainty. However, underlying fundamentals continue to support an accelerated M&A environment which would result in increased loan portfolio activity. Average spreads in middle market direct lending were relatively flat in the first quarter, though core and lower middle market spreads showed signs of widening towards the end of the period.(2) Loan documentation and structures, more notably in the lower middle market, continue to be more lender favorable due to market uncertainty stemming from recent market volatility, particularly in software and the lingering impact of the potential tariffs implemented by the current U.S. administration and general market headline sentiment. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. Further, Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
In addition, certain semi-liquid private credit structures - including non-traded BDCs, interval funds, and non-traded closed-end funds - have recently experienced elevated repurchase and redemption requests, in some cases exceeding standard quarterly repurchase program limits and resulting in pro rata fulfillment of investor redemption requests. The convergence of elevated redemption activity represents a meaningful shift in the private credit competitive and market landscape from prior years and reinforces our belief that disciplined underwriting, portfolio diversification, and experienced credit management are critical differentiators in the current environment.
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – March 2026.
(2)LSEG LPC’s 1Q26 Sponsored Middle Market Private Deals Analysis – April 2026.
Recent Developments
Stock Issuances: On April 1, 2026, we sold 23,893 Class I shares in the Public Offering for an aggregate consideration of $0.6 million. We received proceeds of $0.3 million effective May 1, 2026 relating to the issuance of Class I shares in the Public Offering.
Distributions: On April 22, 2026, the Board declared a distribution of $0.20 per Class I share payable on or about May 22, 2026 to shareholders of record as of April 30, 2026.

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
Understanding our accounting policies and the extent to which we use management’s judgment and estimates in applying these policies is integral to understanding our financial statements. We describe our most significant accounting policies in Note 2 in our consolidated financial statements. Critical accounting policies are those that require the application of management’s most difficult, subjective or complex judgments, often because of the need to make estimates about the effect of matters that are inherently uncertain and that may change in subsequent periods. Management has utilized available information, including our past history, industry standards and the current economic environment, among other factors, in forming the estimates and judgments, giving due consideration to materiality. We have identified revenue recognition and the valuation of our investment portfolio, including our investment valuation policy (which has been approved by the Board), as our critical accounting policy and estimates. The critical accounting estimates should be read in conjunction with the risk factors as disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and in Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q. See Note 2 to our interim consolidated financial statements included in this Quarterly Report on Form 10-Q and in the consolidated financial statements for the year ended December 31, 2025 for more information on our critical accounting policies.
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
As of March 31, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three months ended March 31, 2026, we accrued capital gains incentive fees of $0.1 million based on performance of our portfolio. All such fees were based on unrealized appreciation, none were payable to MC Advisors under the Advisory Agreement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the three months ended March 31, 2026 for more information relating to our investment valuation.
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

Assuming that the consolidated statement of assets and liabilities as of March 31, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(5,435)	$(3,405)	$(2,030)
Down 200 basis points	(3,980)	(2,270)	(1,710)
Down 100 basis points	(1,996)	(1,135)	(861)
Up 100 basis points	1,996	1,135	861
Up 200 basis points	3,991	2,270	1,721
Up 300 basis points	5,987	3,405	2,582
________________________________________________________
(1)Excludes the impact of income-based incentive fees. See Note 5 to our consolidated financial statements for more information on income-based incentive fees.
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD) and Canadian dollars (CAD)) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under the DB Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of March 31, 2026, we had foreign currency forward contracts in place for AUD 6.5 million and CAD 3.1 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of March 31, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of March 31, 2026, neither we, the Adviser, nor our subsidiaries were subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026, and those set forth under the caption “Risk Factors” in our registration statement on Form N-2 relating to our Common Shares, which could materially affect our business, financial condition and/or operating results. There are no material changes during the quarter ended March 31, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.
The risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and in our registration statement on Form N-2 relating to our Common Shares are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K or our registration statement on Form N-2 relating to our Common Shares actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended March 31, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended March 31, 2026, no trustee or officer of the Fund adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Third Amended and Restated Declaration of Trust(1)

3.2	Second Amended and Restated Bylaws(1)

4.1	Form of Public Offering Subscription Agreement(2)

10.1	Distribution Reinvestment Plan(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
_________________________________________
*    Filed herewith.
**    Furnished herewith.
(1)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01919), filed on February 20, 2026, and incorporated by reference herein.
(2)    Previously filed as an exhibit to the Registrant’s Annual Report on Form 10-K (File No. 814-01919), filed on March 9, 2026, and incorporated by reference herein.
(3)    Previously filed as an exhibit to the Post-Effective Amendment to the Registrant’s Registration Statement on Form N-2 (File No. 333-290835), filed on February 24, 2026, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 11, 2026	By	/s/ Zia Uddin
Zia Uddin Chief Executive Officer (Principal Executive Officer) Monroe Capital Enhanced Corporate Lending Fund

Date: May 11, 2026	By	/s/ Christopher Lund
Christopher Lund Chief Financial Officer (Principal Financial and Accounting Officer) Monroe Capital Enhanced Corporate Lending Fund