Form 10-Q
period 2026-06-30
Monroe Capital Enhanced Corporate Lending Fund
filed 2026-08-10
CIK 2061670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of August 7, 2026, the number of the registrant's Common Shares, $0.01 par value per share, outstanding was 4,116,751 shares of Class I Common Shares, zero Class S Common Shares, and zero Class D Common Shares. Common Shares outstanding exclude August 3, 2026 subscriptions since the issuance price is not yet finalized at the time of this filing.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except share and per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$217,091	$191,033
Total investments, at fair value (amortized cost of $214,503 and $189,428, respectively)	217,091	191,033
Cash and cash equivalents	1,272	729
Restricted cash and cash equivalents	4,619	6,524
Interest and dividend receivable	2,336	1,559
Deferred organizational and operating expenses	2,821	2,154
Other assets	—	80
Total assets	228,139	202,079
Liabilities
Debt	117,000	99,400
Less: Unamortized debt issuance costs	(2,029)	(2,332)
Total debt, less unamortized debt issuance costs	114,971	97,068
Interest payable	1,720	686
Net unrealized loss on foreign currency forward contracts	427	343
Payable for unsettled trades	139	83
Base management fees payable	990	207
Incentive fees payable	273	161
Due to Adviser	1,510	1,510
Accounts payable and accrued expenses	1,892	704
Distributions payable	815	—
Total liabilities	122,737	100,762
Commitments and contingencies (See Note 10)
Net Assets
Common Shares, $0.01 par value, unlimited Common Shares authorized, 4,076,969 and 3,948,488 Class I shares issued and outstanding, respectively	$41	$39
Capital in excess of par value	103,162	99,866
Accumulated undistributed (overdistributed) earnings	2,199	1,412
Total net assets	$105,402	$101,317
Total liabilities and total net assets	$228,139	$202,079

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$105,402	$101,317
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,076,969	3,948,488
Net asset value per share	$25.85	$25.66
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended June 30, 2026	Six months ended June 30, 2026
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$5,036	9,707
Payment-in-kind interest income	5	130
Dividend income	25	48
Other income	42	42
Total investment income	5,108	9,927
Operating expenses:
Interest and other debt financing expenses	1,870	3,673
Base management fees	664	1,303
Incentive fees	369	706
Professional fees	132	220
Administrative service fees	270	540
General and administrative expenses	134	372
Trustees' fees	25	50
Operating expenses before fee waivers and expense support	3,464	6,864
Base management fee waiver	(159)	(313)
Incentive fee waiver	(309)	(594)
Expense support (Note 5)	(302)	(667)
Total operating expenses, net of fee waivers and expense support	2,694	5,290
Net investment income before income taxes	2,414	4,637
Income taxes, including excise taxes	—	—
Net investment income	2,414	4,637
Net gain (loss):
Net realized gain (loss):
Foreign currency forward contracts	(3)	(3)
Net realized gain (loss)	(3)	(3)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	448	984
Foreign currency forward contracts	33	(84)
Net change in unrealized gain (loss)	481	900
Net gain (loss)	478	897
Net increase (decrease) in net assets resulting from operations	$2,892	$5,534
Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.71	$1.37
Weighted average common shares outstanding - basic and diluted	4,057	4,021

See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at March 31, 2026	4,019	$40	$101,679	$1,742	$103,461
Net investment income	—	—	—	2,414	2,414
Net realized gain (loss)	—	—	—	(3)	(3)
Net change in unrealized gain (loss)	—	—	—	481	481
Issuances of common shares - Class I	57	1	1,480	—	1,481
Distributions declared to stockholders	—	—	—	(2,435)	(2,435)
Class I common shares issued in connection with dividend reinvestment plan	1	—	3	—	3
Balances at June 30, 2026	4,077	$41	$103,162	$2,199	$105,402

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2025	3,948	$39	$99,866	$1,412	$101,317
Net investment income	—	—	—	4,637	4,637
Net realized gain (loss)	—	—	—	(3)	(3)
Net change in unrealized gain (loss)	—	—	—	900	900
Issuances of common shares - Class I	128	2	3,293	—	3,295
Distributions declared to shareholders - Class I	—	—	—	(4,747)	(4,747)
Class I common shares issued in connection with dividend reinvestment plan	1	—	3	—	3
Balances at June 30, 2026	4,077	$41	$103,162	$2,199	$105,402
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

Six months ended June 30,
2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$5,534
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on foreign currency forward contracts	3
Net change in unrealized (gain) loss on investments	(984)
Net change in unrealized (gain) loss on foreign currency forward contracts	84
Payment-in-kind interest capitalized	(130)
Net accretion of discounts and amortization of premiums	(158)
Purchases of investments	(45,280)
Proceeds from principal payments and sale of investments and settlement of forward contracts	20,494
Amortization of debt issuance costs	303
Changes in operating assets and liabilities:
Interest and dividend receivable	(777)
Deferred organizational and operating expenses	(667)
Other assets	80
Interest payable	1,034
Payable for unsettled trades	56
Base management fees payable	783
Incentive fees payable	112
Accounts payable and accrued expenses	1,188
Net cash provided by (used in) operating activities	(18,325)
Cash flows from financing activities:
Borrowings on debt	36,000
Repayments of debt	(18,400)
Proceeds from issuance of common shares	3,295
Shareholder distributions paid	(3,932)
Net cash provided by (used in) financing activities	16,963
Net increase (decrease) in cash and restricted cash and cash equivalents	(1,362)
Cash and restricted cash and cash equivalents, beginning of period	7,253
Cash and restricted cash and cash equivalents, end of period	$5,891

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$2,336

Supplemental disclosure of non-cash activities:
Distributions declared and payable during the period	$815
Stock issued in connection with dividend reinvestment plan	$3

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following table provides a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statement of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$1,272	$729
Restricted cash and cash equivalents	4,619	6,524
Total cash and restricted cash and cash equivalents shown on the Consolidated Statement of Cash Flows	$5,891	$7,253
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.20%	12/22/2025	12/22/2031	1,500	$1,486	$1,500	1.4%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.15%	12/22/2025	12/22/2031	2,500	600	600	0.6%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.23%	12/22/2025	12/22/2031	500	37	37	0.0%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	8.97%	11/12/2025	11/1/2028	387	$387	$387	0.4%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	8.97%	11/6/2025	11/1/2028	5,389	5,387	5,389	5.1%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.25%	8.89%	11/12/2025	11/1/2028	488	$208	$208	0.2%
							10,764	8,105	8,121	7.7%
Banking
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.58%	11/12/2025	1/12/2027	111	111	111	0.1%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.58%	11/12/2025	1/12/2027	342	342	342	0.3%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.58%	11/12/2025	1/12/2027	201	202	201	0.2%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.58%	11/12/2025	1/12/2027	790	790	790	0.7%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.58%	11/12/2025	1/12/2027	450	221	221	0.2%
							1,894	1,666	1,665	1.5%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	5.00%	8.73%	12/9/2025	12/9/2032	6,983	6,918	6,990	6.6%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.73%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	5.00%	8.73%	12/9/2025	12/9/2032	1,790	—	—	0.0%
							10,142	6,918	6,990	6.6%
Construction & Building
FR Panther Intermediate, LLC	(16)	SF	4.75%	8.42%	1/23/2026	1/23/2032	3,990	3,944	4,004	3.8%
FR Panther Intermediate, LLC		SF	4.75%	8.48%	1/23/2026	1/23/2032	488	488	490	0.5%
FR Panther Intermediate, LLC (Delayed Draw)	(14)(15)	SF	4.75%	8.42%	1/23/2026	1/23/2032	1,333	249	250	0.2%
FR Panther Intermediate, LLC (Revolver)	(14)	SF	4.75%	8.48%	1/23/2026	1/23/2032	389	—	—	0.0%
							6,200	4,681	4,744	4.5%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.12%	11/19/2025	9/22/2030	2,392	2,350	2,392	2.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.12%	4/24/2026	9/22/2030	304	301	304	0.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.12%	4/24/2026	9/22/2030	2,543	2,495	2,543	2.4%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.12%	11/19/2025	9/22/2030	610	23	23	0.0%
							5,849	5,169	5,262	5.0%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.23%	11/12/2025	8/18/2027	1,754	1,751	1,703	1.6%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.23%	11/12/2025	8/18/2027	242	242	235	0.2%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.23%	11/12/2025	8/18/2027	1,651	1,648	1,602	1.5%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.23%	11/12/2025	8/18/2027	284	283	275	0.3%
Cohere Beauty, Phoenix LLC (Revolver)	(14)	SF	6.61%	10.23%	11/12/2025	8/18/2027	2,665	1,066	1,035	1.0%
Niteo Products, LLC	(16)	SF	5.00%	8.66%	12/4/2025	12/4/2031	4,975	4,907	4,982	4.7%
Niteo Products, LLC (Revolver)	(14)	SF	5.00%	8.66%	12/4/2025	12/4/2031	974	97	97	0.1%
							12,545	9,994	9,929	9.4%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Containers, Packaging & Glass
Project Tahoe Acquisition Corporation	(16)	SF	4.75%	8.44%	1/1/2026	1/1/2032	3,990	$3,944	$3,990	3.8%
Project Tahoe Acquisition Corporation (Revolver)	(14)	SF	4.75%	8.44%	1/1/2026	1/1/2032	1,167	—	—	0.0%
							5,157	3,944	3,990	3.8%
Environmental Industries
Volt Bidco, Inc.	(16)	SF	6.25%	8.91% Cash PIK 1.00%	4/30/2026	4/30/2032	2,500	2,476	2,500	2.4%
Volt Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	8.91% Cash 1.00% PIK	4/30/2026	4/30/2028	3,750	—	—	0.0%
Volt Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	8.91% Cash 1.00% PIK	4/30/2026	4/30/2027	313	—	—	0.0%
Volt Bidco, Inc. (Revolver)	(14)	SF	6.25%	8.91% Cash 1.00% PIK	4/30/2026	4/30/2031	313	—	—	0.0%
							6,876	2,476	2,500	2.4%
FIRE: Finance
GC Champion Acquisition LLC	(16)	SF	5.00%	8.68%	11/19/2025	8/18/2028	1,725	1,725	1,725	1.6%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.68%	11/19/2025	8/18/2028	1,172	1,173	1,173	1.1%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.68%	11/19/2025	8/18/2028	575	575	575	0.6%
GC Champion Acquisition LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.68%	11/18/2025	8/18/2028	562	—	—	0.0%
Protecht Group Holdings Pty Ltd	(6)(9)(10)(16)	SF	6.75%	10.48%	12/19/2025	12/19/2031	4,151	3,931	4,130	4.0%
Protecht Group Holdings Pty Ltd	(6)(10)(16)	SF	6.75%	10.48%	6/5/2026	12/19/2031	1,069	1,069	1,064	1.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	6.75%	10.48%	12/19/2025	12/19/2031	457	240	239	0.2%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(10)(14)(15)	SF	6.75%	10.48%	4/15/2026	12/29/2031	132	24	24	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(9)(10)(14)	SF	6.75%	10.48%	12/19/2025	12/19/2031	207	—	—	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(10)(14)	SF	6.75%	10.48%	12/19/2025	12/19/2031	300	—	—	0.0%
							10,350	8,737	8,930	8.5%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Healthcare & Pharmaceuticals
Bastille Buyer, Inc.	(16)	SF	5.50%	9.16%	4/30/2026	4/30/2032	2,500	$2,464	$2,464	2.3%
Bastille Buyer, Inc. (Delayed Draw)	(14)(15)	SF	5.50%	9.16%	4/30/2026	4/30/2032	1,818	—	—	0.0%
Bastille Buyer, Inc. (Revolver)	(14)	SF	5.50%	9.16%	4/30/2026	4/30/2032	455	—	—	0.0%
BCTO Bobsled Purchaser, Inc.	(16)	SF	4.75%	8.48%	1/16/2026	1/16/2033	5,000	4,965	5,013	4.8%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(14)(15)	SF	4.75%	8.48%	1/16/2026	1/16/2033	1,667	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(14)	SF	4.75%	8.48%	1/16/2026	1/16/2033	500	—	—	0.0%
Dorado Acquisition, Inc.	(16)	SF	6.60%	10.24%	11/6/2025	7/31/2026	2,173	2,173	2,163	2.1%
Dorado Acquisition, Inc.	(16)	SF	6.60%	10.24%	11/6/2025	7/31/2026	2,898	2,898	2,885	2.7%
Phia Purchaser, LLC	(16)	SF	4.25%	7.89%	12/1/2025	12/1/2032	4,988	4,942	4,980	4.7%
Phia Purchaser, LLC (Delayed Draw)	(14)(15)	SF	4.25%	7.89%	12/1/2025	12/1/2032	1,276	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(14)	SF	4.25%	7.89%	12/1/2025	12/1/2032	765	—	—	0.0%
Smilist DSO, LLC (The)	(16)	SF	6.00%	9.73%	11/6/2025	4/4/2029	3,906	3,917	3,906	3.7%
Smilist DSO, LLC (The)	(16)	SF	6.00%	9.73%	11/6/2025	4/4/2029	1,056	1,059	1,056	1.0%
Smilist DSO, LLC (The)	(16)	SF	6.00%	9.73%	11/19/2025	4/4/2029	2,553	2,561	2,553	2.4%
TigerConnect, Inc.	(16)	SF	6.40%	10.06%	11/12/2025	8/16/2029	613	613	613	0.6%
TigerConnect, Inc.	(16)	SF	6.40%	10.06%	11/12/2025	8/16/2029	10,727	10,727	10,727	10.2%
TigerConnect, Inc.		SF	6.40%	10.06%	11/12/2025	8/16/2029	1,343	1,343	1,343	1.3%
TigerConnect, Inc.		SF	6.40%	10.06%	11/12/2025	8/16/2029	56	56	56	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.40%	10.06%	11/12/2025	8/16/2029	1,532	—	—	0.0%
							45,826	37,718	37,759	35.9%
High Tech Industries
Accelevation LLC	(16)	SF	5.25%	8.90%	6/25/2026	1/2/2031	5,000	4,925	5,012	4.8%
Acquia Inc.	(16)	SF	6.15%	9.83%	11/19/2025	11/1/2026	2,544	2,544	2,336	2.2%
Acquia Inc.	(16)	SF	6.15%	9.83%	11/19/2025	11/1/2026	1,240	1,240	1,139	1.1%
Acquia Inc. (Revolver)		SF	6.15%	9.83%	11/19/2025	11/1/2026	1,216	1,216	1,117	1.1%
Pathlock, Inc.	(16)	SF	5.90%	9.54%	11/12/2025	11/10/2027	1,258	1,258	1,258	1.2%
Pathlock, Inc.	(16)	SF	5.90%	9.54%	11/12/2025	11/10/2027	1,730	1,730	1,730	1.6%
Pathlock, Inc.	(16)	SF	5.90%	9.54%	11/12/2025	11/10/2027	435	435	435	0.4%
Pathlock, Inc.	(16)	SF	5.90%	9.54%	11/12/2025	11/10/2027	994	994	994	0.9%
Pathlock, Inc.	(16)	SF	5.85%	9.47%	11/12/2025	11/10/2027	261	261	261	0.2%
Pathlock, Inc. (Delayed Draw)	(14)(15)	SF	5.85%	9.47%	11/12/2025	11/10/2027	261	—	—	0.0%
Pathlock, Inc. (Revolver)	(14)	SF	5.90%	9.54%	11/12/2025	11/10/2027	261	235	235	0.2%
Planful, Inc.	(16)	SF	6.26%	9.95%	11/12/2025	6/28/2028	3,104	3,103	3,102	2.9%
Planful, Inc.	(16)	SF	6.26%	9.95%	11/12/2025	6/28/2028	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.95%	11/12/2025	6/28/2028	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.95%	11/12/2025	6/28/2028	289	289	289	0.3%
Planful, Inc. (Revolver)		SF	6.26%	9.95%	11/12/2025	6/28/2028	361	361	361	0.3%
Securly, Inc.	(16)	SF	7.10%	10.83%	11/12/2025	10/22/2028	997	997	987	0.9%
Securly, Inc.	(16)	SF	7.10%	10.76%	11/12/2025	10/22/2028	440	440	435	0.4%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	10/22/2028	380	380	377	0.4%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	10/22/2028	2,368	2,368	2,345	2.2%
Securly, Inc.	(16)	SF	7.10%	10.77%	11/12/2025	10/22/2028	230	230	228	0.2%
Securly, Inc. (Revolver)		SF	7.10%	10.83%	11/12/2025	10/22/2028	1,538	1,538	1,523	1.4%
ZI Intermediate II, Inc.	(16)	SF	5.25%	8.91%	11/14/2025	11/14/2031	12,500	12,462	12,531	11.9%
ZI Intermediate II, Inc. (Revolver)	(14)	SF	5.25%	8.91%	11/14/2025	11/14/2031	1,042	—	—	0.0%
							39,315	37,872	37,561	35.4%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Media: Advertising, Printing & Publishing
EverView AcquisitionCo, Inc.	(16)	SF	5.00%	8.66%	11/12/2025	9/3/2031	8,938	$8,858	$8,938	8.5%
EverView AcquisitionCo, Inc. (Delayed Draw)	(14)(15)	SF	5.00%	8.66%	11/12/2025	9/3/2031	2,750	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(14)	SF	5.00%	8.66%	11/12/2025	9/3/2031	2,063	—	—	0.0%
							13,751	8,858	8,938	8.5%
Retail
Pacvue Intermediate LLC	(16)	SF	5.25%	8.98%	11/19/2025	10/19/2027	963	963	963	0.9%
Pacvue Intermediate LLC	(16)	SF	5.25%	8.98%	11/19/2025	10/19/2027	303	303	303	0.3%
Pacvue Intermediate LLC (Revolver)	(14)	SF	5.25%	8.98%	11/19/2025	10/19/2027	152	—	—	0.0%
							1,418	1,266	1,266	1.2%
Services: Business
Asset Reliability Bidco, Inc.	(8)(10)(16)	CA	5.25%	7.54%	12/1/2025	12/1/2031	1,758	1,767	1,758	1.7%
Asset Reliability Bidco, Inc.	(16)	SF	5.25%	8.91%	12/1/2025	12/1/2031	3,250	3,221	3,250	3.1%
Asset Reliability Bidco, Inc. (Delayed Draw)	(14)(15)	SF	5.25%	8.91%	12/1/2025	12/1/2031	1,190	—	—	0.0%
Asset Reliability Bidco, Inc. (Revolver)	(14)	SF	5.25%	8.91%	12/1/2025	12/1/2031	476	—	—	0.0%
Cdata Software, Inc.	(16)	SF	6.00%	9.73%	11/12/2025	7/18/2030	4,745	4,755	4,745	4.5%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	6.00%	9.64%	11/12/2025	7/18/2030	439	220	220	0.2%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	6.00%	9.73%	11/12/2025	7/18/2030	615	366	366	0.3%
Cdata Software, Inc. (Revolver)	(14)	SF	6.00%	9.73%	11/12/2025	7/18/2030	527	—	—	0.0%
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	2,625	2,633	2,640	2.5%
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	1,373	1,377	1,380	1.3%
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	492	494	495	0.5%
Cosmos Bidco, Inc.		SF	6.25%	10.10%	11/12/2025	9/14/2029	300	300	302	0.3%
Cosmos Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.10%	11/12/2025	9/14/2029	392	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(14)	SF	6.25%	10.04%	11/12/2025	9/14/2029	410	180	180	0.2%
Pursuit Buyer, LLC	(16)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	5,000	4,954	5,000	4.7%
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	5.25%	8.98%	1/5/2026	1/5/2032	557	245	245	0.2%
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	2,000	—	—	0.0%
Pursuit Buyer, LLC (Revolver)	(14)	SF	6.25%	8.98% Cash/ 1.00% PIK	1/5/2026	1/5/2032	1,500	—	—	0.0%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.89%	1/2/2026	8/6/2030	1,094	1,080	1,094	1.0%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.89%	11/12/2025	8/6/2030	1,621	1,617	1,621	1.5%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.89%	11/12/2025	8/6/2030	1,122	1,119	1,122	1.1%
Rampart Exterior Services Buyer, Inc.	(16)	SF	5.25%	8.89%	11/12/2025	8/6/2030	1,548	1,544	1,548	1.5%
Rampart Exterior Services Buyer, Inc. (Revolver)	(14)	SF	5.25%	8.89%	11/12/2025	8/6/2030	589	118	118	0.2%
SingleStore, Inc.	(16)	SF	6.25%	9.94%	11/12/2025	10/16/2031	11,124	11,025	11,124	10.6%
SingleStore, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	9.94%	11/12/2025	10/16/2031	1,268	523	523	0.5%
SingleStore, Inc. (Revolver)	(14)	SF	6.25%	9.94%	11/12/2025	10/16/2031	1,294	—	—	0.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(16)	SF	4.25%	7.94%	12/8/2025	12/8/2031	4,988	$4,941	$4,968	4.7%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(14)(15)	SF	4.25%	7.94%	12/8/2025	12/8/2031	1,563	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(14)	SF	4.25%	7.94%	12/8/2025	12/8/2031	781	—	—	0.0%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.19%	11/12/2025	6/11/2031	987	987	987	0.9%
Vhagar Purchaser, LLC	(16)	SF	5.50%	9.19%	11/12/2025	6/11/2031	2,171	2,171	2,171	2.1%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	5.50%	9.19%	11/12/2025	6/11/2031	493	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	5.50%	9.19%	11/12/2025	6/11/2031	197	—	—	0.0%
							58,489	45,637	45,857	43.6%
Services: Consumer
Clydesdale Holdings, LLC	(16)	SF	6.40%	10.13%	11/6/2025	6/23/2028	1,555	1,554	1,555	1.5%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.63%	11/6/2025	6/23/2028	1,421	1,410	1,412	1.3%
Clydesdale Holdings, LLC	(16)	SF	5.90%	9.63%	11/6/2025	6/23/2028	2,021	2,006	2,009	1.9%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.43%	4/15/2026	2/28/2028	1,851	1,851	1,851	1.8%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.43%	4/15/2026	2/28/2028	662	662	662	0.6%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.43%	4/15/2026	2/28/2028	1,328	1,328	1,330	1.3%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	5.76%	9.43%	4/15/2026	2/28/2028	606	—	—	0.0%
Kar Wash Holdings, LLC (Revolver)		SF	5.76%	9.43%	4/15/2026	2/28/2028	471	336	336	0.3%
Vanterra Holdings, LLC (Delayed Draw)	(14)(15)	SF	4.25%	7.98%	1/30/2026	8/8/2031	3,000	—	—	0.0%
							12,915	9,147	9,155	8.7%
Transportation: Cargo
Epika Fleet Services, Inc.	(16)	SF	5.25%	8.98%	11/12/2025	4/17/2031	1,564	1,578	1,564	1.5%
Epika Fleet Services, Inc.	(16)	SF	5.25%	8.98%	11/12/2025	4/17/2031	414	418	414	0.4%
Epika Fleet Services, Inc.	(16)	SF	5.25%	8.98%	11/12/2025	4/17/2031	4,791	4,791	4,791	4.5%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.25%	8.98%	11/12/2025	4/17/2031	2,645	—	—	0.0%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.84%	1/9/2026	5/31/2027	332	328	332	0.3%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.84%	11/12/2025	5/31/2027	2,128	2,125	2,128	2.0%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.84%	11/12/2025	5/31/2027	437	436	437	0.4%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.84%	11/12/2025	5/31/2027	990	989	990	1.0%
RD Last Mile Holdings, LLC (Revolver)	(14)	SF	6.15%	9.84%	11/12/2025	5/31/2027	554	—	—	0.0%
							13,855	10,665	10,656	10.1%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							255,346	202,853	203,323	192.8%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)

Equity Investments (7) (11) (12)
Construction & Building
FR Panther Intermediate, LLC (58,474 Class A-1 units)	(17)	—	—	—	1/23/2026	—	—	$585	$583	0.6%
								585	583	0.6%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (3,222 Class A units)		—	—	—	11/19/2025	—	—	3,170	4,133	3.9%
								3,170	4,133	3.9%
Environmental Industries
Volt Bidco, Inc. (311 shares of common stock)		—	—	—	11/19/2025	—	—	332	111	0.1%
								332	111	0.1%
High Tech Industries
Pathlock, Inc. (537 Series A preferred shares)		—	—	—	11/19/2025	—	—	348	387	0.4%
Planful, Inc. (154,557 Class A units)		n/a	n/a	8.00% PIK	11/19/2025	—	—	397	366	0.3%
Planful, Inc. (11,693 Class B options)		—	—	—	11/19/2025	—	—	15	13	0.0%
								760	766	0.7%
Services: Business
Cosmos Bidco, Inc. (164,077 Class A membership interest)		—	—	—	11/19/2025	—	—	191	178	0.1%
Pursuit Buyer, LLC (2,000 Class A-1 units)		—	—	—	1/5/2026	—	—	200	202	0.2%
Rampart Exterior Services Buyer, Inc. (873 Series A-2 preferred units)		n/a	n/a	10.00% PIK	11/19/2025	—	—	836	1,050	1.0%
SingleStore, Inc. (1,410,256 shares of common stock)		—	—	—	11/19/2025	—	—	1,410	1,438	1.4%
								2,637	2,868	2.7%
Services: Consumer
Kar Wash Holdings, LLC (7,922 Series A preferred units)		—	—	—	11/19/2025	—	—	15	30	0.0%
Kar Wash Holdings, LLC (43,954 Class A units)		—	—	—	11/19/2025	—	—	68	146	0.2%
								83	176	0.2%
Transportation: Cargo
Epika Fleet Services, Inc. (273,128 shares of common stock)		—	—	—	3/13/2026	—	—	415	393	0.4%
RD Last Mile Holdings, LLC (2,216,479 shares of common stock)	(13)	—	—	—	11/19/2025	—	—	3,668	4,738	4.5%
								4,083	5,131	4.9%
Total Non-Controlled/Non-Affiliate Equity Investments								11,650	13,768	13.1%

Total Non-Controlled/Non-Affiliate Company Investments								$214,503	$217,091	205.9%

TOTAL INVESTMENTS								$214,503	$217,091	205.9%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$36	AUD	55	Bannockburn Global Forex, LLC	7/3/2026	$(2)
Foreign currency forward contract	$34	AUD	53	Bannockburn Global Forex, LLC	10/2/2026	(2)
Foreign currency forward contract	$33	AUD	51	Bannockburn Global Forex, LLC	1/5/2027	(2)
Foreign currency forward contract	$32	AUD	49	Bannockburn Global Forex, LLC	4/5/2027	(3)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	7/2/2027	(3)
Foreign currency forward contract	$32	AUD	50	Bannockburn Global Forex, LLC	10/5/2027	(3)
Foreign currency forward contract	$31	AUD	50	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$31	AUD	51	Bannockburn Global Forex, LLC	4/5/2028	(3)
Foreign currency forward contract	$3,740	AUD	6,050	Bannockburn Global Forex, LLC	7/5/2028	(447)
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	7/3/2026	1
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	10/5/2026	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	1/5/2027	1
Foreign currency forward contract	$39	CAD	54	Bannockburn Global Forex, LLC	4/5/2027	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/6/2027	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/5/2027	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	1/4/2028	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	4/4/2028	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/5/2028	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/3/2028	1
Foreign currency forward contract	$1,790	CAD	2,496	Bannockburn Global Forex, LLC	1/3/2029	31
						$(427)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
June 30, 2026
(unaudited)
(in thousands, except for shares and units)
____________________________________________________
(1)    All of Monroe Capital Enhanced Corporate Lending Fund’s (together with its consolidated wholly-owned subsidiaries, the “Fund”) investments are issued by eligible portfolio companies, as defined in the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. As of June 30, 2026 all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Canadian Overnight Repo Rate Average ("CORRA" or "CA"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Fund has provided the spread over SOFR or CORRA, as applicable, and the current contractual interest rate in effect at June 30, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Fund’s portfolio company investments, which as of June 30, 2026 represented 205.9% of the Fund’s net assets or 95.2% of the Fund’s total assets, are subject to legal restrictions on sales.
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
(5)    Percentages are based on net assets of $105,402 as of June 30, 2026.
(6)    The headquarters of this portfolio company are located in Australia.
(7)    Represents less than 5% ownership of the portfolio company’s voting securities.
(8)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(9)    This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(10)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of June 30, 2026, non-qualifying assets totaled 4.4% of the Fund’s total assets (at fair value).
(11)    Investments without an interest rate are non-income producing.
(12)    Ownership of certain equity investments may occur through a holding company or partnership.
(13)    Investment is held by a taxable subsidiary of the Fund. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund’s wholly-owned taxable subsidiaries.
(14)    All or a portion of this commitment was unfunded at June 30, 2026. As such, interest is earned only on the funded portion of this commitment.
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
(17)    As of June 30, 2026, the Fund was party to a subscription agreement with a commitment to fund an additional equity investment of $304.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Note 1. Organization and Principal Business
Monroe Capital Enhanced Corporate Lending Fund (the “Fund”) is a Delaware statutory trust formed on March 3, 2025. The Fund commenced its initial private offering on July 7, 2025. The Fund is an externally managed, non-diversified, closed-end management investment company which elected on November 20, 2025 (the "BDC Election Date") to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund intends to elect to be treated for U.S. federal income tax purposes, and intends to qualify annually thereafter, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Fund had no substantive operating activities prior to November 6, 2025. The Fund’s investment objective is to provide investors with current income and attractive risk-adjusted returns with limited correlation to public markets.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim consolidated financial statements of the Fund and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10, and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted. The Fund has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). The Fund’s first annual fiscal period ended on December 31, 2025. As the Fund commenced investment activities and operations on November 6, 2025 and had no net increase (decrease) in net assets resulting from operations during the three and six months ended June 30, 2026, comparative consolidated statements of operations, consolidated statements of changes in net assets, and consolidated statements of cash flows are not presented. Certain prior period amounts have been reclassified to conform to current period presentation.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and six months ended June 30, 2026, the Fund did not receive return of capital distributions from its equity investments.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $976 and $777 as of June 30, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three and six months ended June 30, 2026 totaled $317 and $628, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Fund’s investment income were as follows:

Three months ended June 30,
2026
Interest income	$4,861
PIK interest income	5
Dividend income (1)	25
Other income	42
Prepayment gain (loss)	103
Accretion of discounts and amortization of premiums	72
Total investment income	$5,108

Six months ended June 30,
2026
Interest income	$9,455
PIK interest income	130
Dividend income (2)	48
Other income	42
Prepayment gain (loss)	94
Accretion of discounts and amortization of premiums	158
Total investment income	$9,927
_________________________________________
(1)During the three months ended June 30, 2026, dividend income includes PIK dividends of $25.
(2)During the six months ended June 30, 2026, dividend income includes PIK dividends of $48.
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
Non-accrual: Debt or preferred equity investments are placed on non-accrual status when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. The Fund may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of June 30, 2026 and December 31, 2025, the Fund had no borrowers with a debt or preferred equity investment on non-accrual status.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Distributions
To the extent that the Fund has taxable income available, and subject to approval by the Fund's Board of Trustees (the "Board"), the Fund intends to make monthly distributions to its shareholders. Distributions to shareholders are recorded on the applicable record date. All distributions will be paid at the discretion of the Board and will depend on the Fund's earnings, financial condition, maintenance of the Fund's tax treatment as a RIC, compliance with applicable BDC regulations and provisions in the Fund's financing arrangements and such other factors as the Fund's Board may deem relevant from time to time. As a result, the Fund's distribution rates and payment frequency may vary from time to time. Any distribution to shareholders is declared out of assets legally available for distribution. Net realized capital gains, if any, are generally distributed at least annually.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Fund deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Fund’s deposits are held in high-quality financial institutions. As of June 30, 2026 and December 31, 2025, the Fund held no cash denominated in foreign currencies.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within MLEND Financing SPV. Cash and cash equivalents held within MLEND Financing SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Fund. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of June 30, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	June 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
DB Credit Facility	$4,619	$6,524
Total restricted cash and cash equivalents	$4,619	$6,524

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. As of June 30, 2026 and December 31, 2025, the Fund had unamortized debt issuance costs of $2,029 and $2,332, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statement of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statement of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and six months ended June 30, 2026 was $150 and $303, respectively.
Organizational and Offering Costs and Expenses
Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Organizational and offering costs are subject to the expense support and conditional reimbursement agreement (the “Expense Support Agreement”). MC Advisors agreed to advance all of the Fund’s organization and offering expenses on the Fund’s behalf through the date on which the Public Offering commenced and paid for $1,000 of the Fund’s organization and offering expenses on the Fund’s behalf without reimbursement or recoupment. Thereafter, pursuant to the Expense Support Agreement, MC Advisors is obligated to advance the Fund’s Operating Expenses (as defined below, which includes organization and offering expenses) to the extent that such expenses exceed 1.00% (on an annualized basis) of the Fund’s average NAV. See Note 5 for additional information on the Expense Support Agreement.
The Fund did not incur organizational costs during three and six months ended June 30, 2026. As of June 30, 2026, the Fund had $1,510 as "Due to Adviser" on the consolidated statement of assets and liabilities for the portion of organizational costs not yet reimbursed.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Income Taxes
The Fund intends to elect to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Fund maintains its status as a RIC and makes the requisite distributions to shareholders, it generally will not be subject to U.S. federal corporate-level income taxes on any net ordinary income or capital gains that it timely distributes to shareholders as dividends
To qualify as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Fund's capital gain exceeds the Fund's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and six months ended June 30, 2026 the Fund recorded no net expense on the consolidated statement of operations for U.S. federal excise tax. As of both June 30, 2026 and December 31, 2025, the Fund recorded no accrual for U.S. federal excise taxes included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.
The Fund’s consolidated Taxable Subsidiary may be subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026 the Fund recorded no net tax expenses on the consolidated statement of operations for this subsidiary. As of both June 30, 2026 and December 31, 2025, there were no payables for corporate-level income taxes.
The Fund accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not take any material uncertain income tax positions through June 30, 2026. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service ("IRS") for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Fund has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the interim consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the interim consolidated financial statements as of, and for the quarter ended, June 30, 2026, except as disclosed in Note 13.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 3. Investments
The following tables show the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$202,853	94.6%	$179,747	94.9%
Equity investments	11,650	5.4	9,681	5.1
Total	$214,503	100.0%	$189,428	100.0%

	June 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$203,323	93.7%	$180,094	94.3%
Equity investments	13,768	6.3	10,939	5.7
Total	$217,091	100.0%	$191,033	100.0%
The following tables show the composition of the Fund’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	June 30, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$31,555	14.7%	$23,330	12.3%
Northeast	62,497	29.1	67,225	35.5
Southeast	64,506	30.1	47,036	24.8
Southwest	5,982	2.8	5,986	3.2
West	44,699	20.8	41,923	22.1
International	5,264	2.5	3,928	2.1
Total	$214,503	100.0%	$189,428	100.0%

	June 30, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$32,738	15.1%	$23,560	12.3%
Northeast	62,341	28.7	67,371	35.3
Southeast	65,987	30.4	48,317	25.3
Southwest	5,984	2.8	5,990	3.1
West	44,583	20.5	41,831	21.9
International	5,458	2.5	3,964	2.1
Total	$217,091	100.0%	$191,033	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	June 30, 2026		December 31, 2025
Amortized Cost:
Automotive	$8,105	3.8%	7,471	3.9%
Banking	1,666	0.8	1,623	0.9
Chemicals, Plastics & Rubber	6,918	3.2	6,931	3.7
Construction & Building	5,266	2.5	—	—
Consumer Goods: Durable	8,339	3.9	4,906	2.6
Consumer Goods: Non-Durable	9,994	4.7	9,935	5.2
Containers, Packaging & Glass	3,944	1.8	—	—
Environmental Industries	2,808	1.3	5,124	2.7
FIRE: Finance	8,737	4.1	7,419	3.9
Healthcare & Pharmaceuticals	37,718	17.5	30,284	16.0
High Tech Industries	38,632	18.0	32,955	17.4
Media: Advertising, Printing & Publishing	8,858	4.1	8,850	4.7
Retail	1,266	0.6	1,266	0.6
Services: Business	48,274	22.5	45,489	24.1
Services: Consumer	9,230	4.3	9,988	5.3
Telecommunications	—	—	5,002	2.6
Transportation: Cargo	14,748	6.9	12,185	6.4
Total	$214,503	100.0%	$189,428	100.0%

	June 30, 2026		December 31, 2025
Fair Value:
Automotive	$8,121	3.7%	7,474	3.9%
Banking	1,665	0.8	1,620	0.8
Chemicals, Plastics & Rubber	6,990	3.2	6,930	3.6
Construction & Building	5,327	2.5	—	—
Consumer Goods: Durable	9,395	4.3	5,082	2.7
Consumer Goods: Non-Durable	9,929	4.6	9,914	5.2
Containers, Packaging & Glass	3,990	1.8	—	—
Environmental Industries	2,611	1.2	5,032	2.6
FIRE: Finance	8,930	4.1	7,456	3.9
Healthcare & Pharmaceuticals	37,759	17.4	30,320	15.9
High Tech Industries	38,327	17.7	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.1	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	48,725	22.4	45,812	24.0
Services: Consumer	9,331	4.3	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	15,787	7.3	13,112	6.8
Total	$217,091	100.0%	$191,033	100.0%

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
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to enable the Board to perform its oversight duties of the valuation process and the Valuation Designee.
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
As of June 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Fund’s portfolio investments in accordance with GAAP and the Fund’s valuation procedures based on the facts and circumstances known by the Fund and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Fund’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements
June 30, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$203,323	$203,323
Equity investments		—	13,768	13,768
Total investments, at fair value	$—	$—	$217,091	$217,091
Foreign currency forward contracts asset (liability)	$—	$(427)	$—	$(427)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$180,094	$180,094
Equity investments	—	—	10,939	10,939
Total investments, at fair value	$—	$—	$191,033	$191,033
Foreign currency forward contracts asset (liability)	$—	$(343)	$—	$(343)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans in the Fund's investment portfolio ranged from 7.54% to 10.83% at June 30, 2026 and 7.48% to 10.94% at December 31, 2025. The maturity dates on the loans outstanding at June 30, 2026 range between July 2026 and January 2033.
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and six months ended June 30, 2026:

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of March 31, 2026	$199,088	$12,471	$211,559
Net realized gain (loss) on investments	—	—	—
Net change in unrealized gain (loss) on investments	(177)	625	448
Purchases of investments and other adjustments to cost (1)	19,690	672	20,362
Proceeds from principal payments and sales of investments (2)	(15,278)	—	(15,278)
Balance as of June 30, 2026	$203,323	$13,768	$217,091

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of December 31, 2025	$180,095	$10,938	$191,033
Net realized gain (loss) on investments	—	—	—
Net change in unrealized gain (loss) on investments	123	861	984
Purchases of investments and other adjustments to cost (1)	43,599	1,969	45,568
Proceeds from principal payments and sales of investments (2)	(20,494)	—	(20,494)
Balance as of June 30, 2026	$203,323	$13,768	$217,091
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
The total net change in unrealized gain (loss) on investments included on the consolidated statement of operations for the three and six months ended June 30, 2026, attributable to Level 3 investments still held at June 30, 2026, was $467 and $986, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and six months ended June 30, 2026.
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
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Fund's Level 3 investments as of June 30, 2026:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$107,162	Discounted cash flow	EBITDA multiples	11.7x	5.8x	27.1x
			Market yields	10.3%	7.5%	17.5%
Senior secured loans	90,899	Discounted cash flow	Revenue multiples	6.3x	4.4x	12.8x
			Market yields	9.8%	8.8%	11.1%
Senior secured loans	5,262	Enterprise value	EBITDA multiples	8.9x	8.9x	8.9x
Equity investments	11,073	Enterprise value	EBITDA multiples	9.9x	8.0x	15.8x
Equity investments	2,695	Enterprise value	Revenue multiples	6.7x	4.5x	8.5x
Total Level 3 Assets	$217,091
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Fund's debt as of June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
DB Credit Facility	$114,971	$114,971	$97,068	$97,068
Total Debt	$114,971	$114,971	$97,068	$97,068
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Fund’s debt obligations according to the fair value hierarchy:

	June 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	114,971	97,068
Total Debt	$114,971	$97,068
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
Management Fee: The management fee is payable monthly in arrears at an annual rate of 1.25% of the Fund's average total assets, which includes assets financed using leverage; provided, however, that no management fee will be charged on the value of the Fund's total assets that is below an asset coverage ratio of 200% calculated in accordance with Sections 18 and 61 of the 1940 Act. This has the effect of not charging management fees on the value of the portion of the Fund's total assets financed with borrowed funds or other forms of leverage in excess of regulatory leverage of 1:1 debt-to-equity. For purposes of calculating the management fee under the Advisory Agreement, the Fund's average total assets are calculated based on the Fund's total asset balances as of the beginning and end of the respective calendar month.

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
Base management fees for the three and six months ended June 30, 2026 were $664 and $1,303, respectively, of which MC Advisors elected to voluntarily waive $159 and $313, resulting in net fees of $505 and $990, respectively.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The composition of the Fund’s incentive fees for the three and six months ended June 30, 2026 was as follows:

	Three months ended June 30,	Six months ended June 30,
	2026	2026
Part one incentive fees (1)	$309	$594
Part two incentive fees (2)	60	112
Total incentive fees	$369	$706
Incentive fee waivers (3)	(309)	(594)
Total incentive fees, net of incentive fee waivers	$60	$112
_________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Fund accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Fund will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss). For the three and six months ended June 30, 2026, the Fund accrued capital gains incentive fees of $60 and $112, respectively, based on the unrealized appreciation of portfolio investments, none of which was payable to MC Advisors under the Advisory Agreement.
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
For the three and six months ended June 30, 2026 the Fund incurred $536 and $1,132, respectively, in administrative expenses (included within professional fees, administrative service fees, and general and administrative expenses on the consolidated statement of operations) under the Administration Agreement, of which $270 and $540, respectively, were related to MC Management overhead and salary allocation and paid directly to MC Management. As of June 30, 2026 and December 31, 2025, $761 and $226, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statement of assets and liabilities.

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
The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month. For the three and six months ended June 30, 2026, the Fund recorded $302 and $667 in expense support on the consolidated statement of operations, respectively, which is subject to reimbursement in accordance with the Expense Support Agreement
Trademark License Agreement: The Fund has entered into a trademark license agreement with Monroe Capital LLC under which Monroe Capital LLC has agreed to grant the Fund a non-exclusive, royalty-free license to use the name “Monroe Capital” for specified purposes in its business. Under this agreement, the Fund has the right to use the “Monroe Capital” name at no cost, subject to certain conditions, for so long as MC Advisors or one of its affiliates remains its investment adviser. Other than with respect to this limited license, the Fund has no legal right to the “Monroe Capital” name or logo.
Trustees' Fees: As of both June 30, 2026 and December 31, 2025, the Fund had accounts payable to members of the Board of zero, respectively, representing accrued and unpaid fees for their services.

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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 6. Borrowings
In accordance with the 1940 Act, the Fund is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. On October 10, 2025, the Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage ratio based on aggregate borrowings outstanding was 190% and 202%, respectively.
The Fund’s outstanding debt as of June 30, 2026 and December 31, 2025, was as follows:

	June 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$117,000	$114,971	$2,029
Total	$200,000	$117,000	$114,971	$2,029
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of June 30, 2026, the Fund had unused borrowing base availability under the DB Credit Facility of $7,522.
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
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of June 30, 2026 and December 31, 2025, the outstanding borrowings of $117.0 million and $99.4 million were accruing at a weighted average interest rate of 5.44% and 5.61%, respectively.
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
As of June 30, 2026, the Fund and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Fund's interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and six months ended June 30, 2026 were as follows:

Three months ended June 30,
2026
Interest expense - DB Credit Facility	$1,720
Amortization of debt issuance costs	150
Total interest and other debt financing expenses	$1,870
Average debt outstanding	$113,987
Average stated interest rate (1)	6.1%

Six months ended June 30,
2026
Interest expense - DB Credit Facility	$3,370
Amortization of debt issuance costs	303
Total interest and other debt financing expenses	$3,673
Average debt outstanding	$112,410
Average stated interest rate (1)	6.1%
_________________________________________
(1)Average stated interest rate includes the impact of unused commitment fees and other fees.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 7. Derivative Instruments
The Fund enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Fund’s investments denominated in foreign currencies. As of both June 30, 2026 and December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statement of operations.
Certain information related to the Fund’s foreign currency forward contracts is presented below as of June 30, 2026 and December 31, 2025.

	June 30, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	55	7/3/2026	$—	$(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	53	10/2/2026	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	1/5/2027	—	(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	4/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	7/2/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	10/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	4/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	6,050	7/5/2028	—	(447)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	48	7/3/2026	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	10/5/2026	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	1/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	54	4/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/6/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	1/4/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	4/4/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/5/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/3/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2,496	1/3/2029	31	—	Net unrealized loss on foreign currency forward contracts
				$41	$(468)

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
For the three and six months ended June 30, 2026, the Fund recognized net change in unrealized gain (loss) on foreign currency forward contracts of $33 and ($84), respectively. For both the three and six months ended June 30, 2026 the Fund recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($3).

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Distributions
The Board expects to declare monthly regular distributions for each class of Common Shares outstanding. The Fund’s distributions to shareholders are recorded on the applicable record date. The following table summarizes the distributions declared by the Board with respect to the Fund's Class I shares during the six months ended June 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share	Distribution Declared
Six months ended June 30, 2026
January 22, 2026	January 30, 2026	February 24, 2026	Regular	$0.20	$790
February 20, 2026	February 27, 2026	March 24, 2026	Regular	0.18	718
March 20, 2026	March 31, 2026	April 22, 2026	Regular	0.20	804
April 22, 2026	April 30, 2026	May 22, 2026	Regular	0.20	809
May 20, 2026	May 29, 2026	June 24, 2026	Regular	0.20	811
June 22, 2026	June 30, 2026	July 22, 2026	Regular	0.20	815
Total distributions declared				$1.18	$4,747

The Fund has adopted a DRIP whereby shareholders (other than those located in specific states or who are clients of selected participating brokers) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent NAV per share for such shares at the time the distribution is payable. Shareholders will not pay transaction related charges when purchasing shares under the DRIP, but all outstanding Class S shares and Class D shares, including those issued under the DRIP, will be subject to the ongoing servicing fees. As of both June 30, 2026 and December 31, 2025, the Fund has not offered or sold any Class S or Class D shares.

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
The following table summarizes the issuance of Class I shares in the Fund's Public Offering during the six months ended June 30, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2026
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
April 1, 2026	$25.74	23,893	615
May 1, 2026	$25.76	10,679	275
June 1, 2026	$25.65	23,061	591
Total		128,297	$3,295
During the six months ended June 30, 2026, the Fund issued a de minimis amount of Class I shares under the DRIP.
As of June 30, 2026 and December 31, 2025, the Fund has not offered or sold any Class S or Class D shares.
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
During the three and six months ended June 30, 2026, the Fund did not repurchase any Common Shares.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 10. Commitments and Contingencies
Commitments: As of June 30, 2026 and December 31, 2025, the Fund had $51,697 and $38,551, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Fund’s available cash balances and/or ability to draw on its existing credit facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of June 30, 2026.
The table below presents outstanding commitments to fund investments in current portfolio companies as of June 30, 2026 and December 31, 2025:

Portfolio Company	June 30, 2026	December 31, 2025
Asset Reliability Bidco, Inc. (Delayed Draw)	$1,190	$1,190
Asset Reliability Bidco, Inc. (Revolver)	476	476
Bastille Buyer, Inc. (Delayed Draw)	1,818	—
Bastille Buyer, Inc. (Revolver)	455	—
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	1,667	—
BCTO Bobsled Purchaser, Inc. (Revolver)	500	—
Cdata Software, Inc. (Delayed Draw)	220	439
Cdata Software, Inc. (Delayed Draw)	249	373
Cdata Software, Inc. (Revolver)	527	527
Cohere Beauty, Phoenix LLC (Revolver)	1,599	1,599
Cosmos Bidco, Inc. (Delayed Draw)	392	392
Cosmos Bidco, Inc. (Revolver)	230	410
DataOnline Corp. (Revolver)	—	73
EMCO Holdco LLC (Delayed Draw)	1,369	1,369
EMCO Holdco LLC (Revolver)	1,790	1,790
Engineered Metal Solutions, Inc. (Revolver)	587	610
Epika Fleet Services, Inc. (Delayed Draw)	—	1,837
Epika Fleet Services, Inc. (Revolver)	2,645	2,645
EverView AcquisitionCo, Inc. (Delayed Draw)	2,750	2,750
EverView AcquisitionCo, Inc. (Revolver)	2,063	2,063
Excel Testing and Engineering Holdings LLC (Delayed Draw)	1,900	2,500
Excel Testing and Engineering Holdings LLC (Revolver)	463	500
FR Panther Intermediate, LLC (Equity Commitment)	304	—
FR Panther Intermediate, LLC (Delayed Draw)	1,084	—
FR Panther Intermediate, LLC (Revolver)	389	—
GC Champion Acquisition LLC (Delayed Draw)	562	562
Kar Wash Holdings, LLC (Delayed Draw)	606	—
Kar Wash Holdings, LLC (Revolver)	135	—
Lifted Trucks Holdings, LLC (Revolver)	281	305
Milrose Consultants, LLC (Revolver)	—	75
Niteo Products, LLC (Revolver)	877	974
Pacvue Intermediate LLC (Revolver)	152	152
Pathlock, Inc. (Delayed Draw)	—	130
Pathlock, Inc. (Delayed Draw)	261	261

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	June 30, 2026	December 31, 2025
Pathlock, Inc. (Revolver)	26	26
Phia Purchaser, LLC (Delayed Draw)	1,276	1,276
Phia Purchaser, LLC (Revolver)	765	765
Project Tahoe Acquisition Corporation (Revolver)	1,167	—
Protecht Group Holdings Pty Ltd (Delayed Draw)	—	1,001
Protecht Group Holdings Pty Ltd (Delayed Draw)	216	440
Protecht Group Holdings Pty Ltd(Delayed Draw)	108	—
Protecht Group Holdings Pty Ltd (Revolver)	208	200
Protecht Group Holdings Pty Ltd (Revolver)	300	300
Pursuit Buyer, LLC (Delayed Draw)	312	—
Pursuit Buyer, LLC (Delayed Draw)	2,000	—
Pursuit Buyer, LLC (Revolver)	1,500	—
Rampart Exterior Services Buyer, Inc. (Revolver)	471	589
RD Last Mile Holdings, LLC (Revolver)	554	554
Securly, Inc. (Revolver)	—	615
SingleStore, Inc. (Delayed Draw)	745	1,268
SingleStore, Inc. (Revolver)	1,294	1,294
StarCompliance MidCo, LLC (Revolver)	230	275
TigerConnect, Inc. (Revolver)	1,532	1,532
Vanterra Holdings, LLC (Delayed Draw)	3,000	—
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	1,563	1,563
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	781	781
Vhagar Purchaser, LLC (Delayed Draw)	493	493
Vhagar Purchaser, LLC (Revolver)	197	197
Volt Bidco, Inc. (Revolver)	—	338
Volt Bidco, Inc. (Delayed Draw)	313	—
Volt Bidco, Inc. (Delayed Draw)	3,750	—
Volt Bidco, Inc. (Revolver)	313	—
ZI Intermediate II, Inc. (Revolver)	1,042	1,042
Total Unfunded Portfolio Company Commitments	$51,697	$38,551
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
Note 11. Financial Highlights
The following are financial highlights of the Fund for Class I shares for the six months ended June 30, 2026:

June 30, 2026
Per share data:
Net asset value at beginning of period	$25.66
Net investment income (1)	1.15
Net realized and unrealized gain (loss) (1)	0.22
Net increase (decrease) in net assets resulting from operations (1)	1.37
Shareholder distributions declared (2)	(1.18)
Net asset value at end of period	$25.85
Total return based on average net asset value (3)	5.46%
Ratio/Supplemental data:
Net assets at end of period	$105,402
Shares outstanding at end of period	4,076,969
Portfolio turnover rate (4)	9.92%
Ratio of total investment income to average net assets (5)	19.36%
Ratio of expenses to average net assets with waivers and expense support (5)	10.21%
Ratio of expenses to average net assets without waivers and expense support (5)	12.01%
Ratio of net investment income to average net assets with waivers and expense support (5)	9.15%
Ratio of net investment income to average net assets without waivers and expense support (5)	7.35%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the six months ended June 30, 2026.
(2)The per share data for distributions reflects the actual amount of distributions declared from net investment income during the six months ended June 30, 2026. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Funds’s taxable earnings fall below the total amount of the Fund’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Fund’s shareholders. The tax character of distributions will be determined at the end of the fiscal year. However, if the character of such distributions were determined as of June 30, 2026, none of the distributions would have been characterized as a tax return of capital to the Fund’s shareholders; this tax return of capital may differ from the return of capital calculated with reference to net investment income for financial reporting purposes.
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
Note 13. Subsequent Events
The Fund has evaluated subsequent events through August 10, 2026, the date on which the consolidated financial statements were issued.
Stock Issuances: On July 1, 2026, the Fund sold 39,605 Class I shares in the Public Offering for an aggregate consideration of $1,024. On August 3, 2026, the Fund received proceeds of $1,141 related to the issuance of additional Class I shares in the Public Offering to bring the total consideration the Fund received for stock issuances subsequent to June 30, 2026 to $2,165.
Distributions: On July 20, 2026, the Board declared a distribution of $0.187 per Class I share payable on or about August 24, 2026 to shareholders of record as of July 31, 2026.

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
•political and regulatory conditions that contribute to uncertainty and market volatility including the impact of any U.S. government shutdown as well as the legislative, regulatory, trade (including tariffs) and other policies associated with the current U.S. administration;
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
•the disruption of global shipping activities and the associated impact on the cost of oil and other commodities;
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
•the timing, form, and amount of any distributions;

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
Overview
Monroe Capital Enhanced Corporate Lending Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on March 3, 2025, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We commenced investment operations following the closing on the Seed Contribution and, prior to the BDC Election Date on November 20, 2025, conducted our investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. Proceeds from the Seed Contribution were invested in accordance with the Fund’s investment objective. Prior to the BDC Election Date, MC Management served as our investment adviser, pursuant to the MC Management Advisory Agreement, and as our Administrator, pursuant to the Administration Agreement. Following the BDC Election Date, MC Advisors serves as our investment adviser pursuant to the Advisory Agreement, which we entered with MC Advisors on the BDC Election Date (at which time the MC Management Advisory Agreement was terminated). MC Management continues to serve as the Administrator following the BDC Election Date pursuant to the terms of the Administration Agreement. The term “Adviser” refers (i) to MC Management in its capacity as our investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as our investment adviser following our entry into the Advisory Agreement on the BDC Election Date. Both MC Management and MC Advisors are registered as investment advisers with the SEC under the Advisers Act. We also intend to elect to be treated, and intend to qualify annually thereafter, as a RIC under the Code.

As an emerging growth company, we intend to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the "Securities Act") for complying with new or revised accounting standards.
Our investment strategy involves primarily investing in directly originated investments, including senior secured loans and club transactions, and, to a lesser extent, select syndicated opportunities. We generally target U.S.-based lower middle market businesses, which we define as companies with between $50 million and $350 million of annual revenue and between $3 million and $35 million of annual EBITDA, although we may invest outside these ranges where appropriate.
We invest primarily in: (i) senior secured loans, notes, and bonds; (ii) unitranche secured loans and securities (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan); (iii) syndicated loans; and (iv) equity in relation to financing independent sponsor transactions where we typically provide a combination of both senior debt and equity. The Fund may invest without limit in directly originated loans. To a lesser extent, we make investments in subordinated secured and unsecured loans, subordinated debt, which in some cases includes equity and/or preferred components and other types of credit instruments, made to or issued by U.S. lower middle market companies, or in more liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes. We also invest in foreign instruments and illiquid and restricted securities. While most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we also invest from time to time in non-U.S. companies. As of June 30, 2026, our portfolio included approximately 93.7% senior secured loans and 6.3% equity investments. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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
The following table summarizes the issuance of Class I shares in our Public Offering (in thousands except shares and per share data) during the six months ended June 30, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Six months ended June 30, 2026
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
April 1, 2026	$25.74	23,893	615
May 1, 2026	$25.76	10,679	275
June 1, 2026	$25.65	23,061	591
Total		128,297	$3,295

During the six months ended June 30, 2026, we issued a de minimis amount of Class I shares under our dividend reinvestment plan ("DRIP"). See "Financial Condition, Liquidity and Capital Resources - Distributions" below for more information regarding the DRIP.
As of June 30, 2026 the Fund has not offered or sold any Class S or Class D shares.
Share Repurchase Program: At the discretion of our Board of Trustees (the "Board") and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, we intend to commence a share repurchase program in which we intend to offer to repurchase up to 5% of our Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program if it deems such action to be in our best interest and the best interest of our common shareholders. As a result, share repurchases may not be available each quarter, or at all.
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
Portfolio and Investment Activity
During the three months ended June 30, 2026, we invested $7.4 million in two new portfolio companies and we invested $12.9 million in 15 existing portfolio companies and had $15.3 million in aggregate amount of principal repayments, resulting in net increase in investments of $5.0 million for the period.
During the six months ended June 30, 2026, we invested $26.6 million in six new portfolio companies and we invested $18.7 million in 29 existing portfolio companies and had $20.5 million in aggregate amount of principal repayments, resulting in a net increase in investments of $24.8 million for the period.

The following table shows portfolio yield by investment type:

	June 30, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.3%	9.3%	9.6%	9.6%
Equity investments	9.4	9.4	9.3	9.3
Total	9.3%	9.3%	9.6%	9.6%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$203,323	93.7%	$180,094	94.3%
Equity investments	13,768	6.3	10,939	5.7
Total	$217,091	100.0%	$191,033	100.0%
Our portfolio composition at June 30, 2026 remained relatively consistent with our portfolio at December 31, 2025, with changes resulting primarily from investments in new and existing portfolio companies. As of June 30, 2026, our yields decreased slightly compared to December 31, 2025, primarily due to payoffs on higher-yielding investments.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	June 30, 2026		December 31, 2025
Fair Value:
Automotive	$8,121	3.7%	7,474	3.9%
Banking	1,665	0.8	1,620	0.8
Chemicals, Plastics & Rubber	6,990	3.2	6,930	3.6
Construction & Building	5,327	2.5	—	—
Consumer Goods: Durable	9,395	4.3	5,082	2.7
Consumer Goods: Non-Durable	9,929	4.6	9,914	5.2
Containers, Packaging & Glass	3,990	1.8	—	—
Environmental Industries	2,611	1.2	5,032	2.6
FIRE: Finance	8,930	4.1	7,456	3.9
Healthcare & Pharmaceuticals	37,759	17.4	30,320	15.9
High Tech Industries	38,327	17.7	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.1	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	48,725	22.4	45,812	24.0
Services: Consumer	9,331	4.3	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	15,787	7.3	13,112	6.8
Total	$217,091	100.0%	$191,033	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of June 30, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	217,091	100.0
3	—	—
4	—	—
5	—	—
Total	$217,091	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	191,033	100.0
3	—	—
4	—	—
5	—	—
Total	$191,033	100.0%
As of both June 30, 2026 and December 31, 2025, there were no borrowers with debt or preferred equity investments on non-accrual status.
Results of Operations
We commenced investment operations following the closing on capital in the Seed Contribution, which occurred on November 6, 2025. Since we commenced investment operations on November 6, 2025, we therefore have no corresponding prior periods with which to compare our operating results for the three and six months ended June 30, 2026.
Operating results were as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Total investment income	$5,108	$9,927
Total operating expenses, net of fee waivers and expense support	2,694	5,290
Net investment income before income taxes	2,414	4,637
Income taxes, including excise taxes	—	—
Net investment income	2,414	4,637
Net realized gain (loss) on foreign currency forward contracts	(3)	(3)
Net realized gain (loss)	(3)	(3)
Net change in unrealized gain (loss) on investments	448	984
Net change in unrealized gain (loss) on foreign currency forward contracts	33	(84)
Net change in unrealized gain (loss)	481	900
Net increase (decrease) in net assets resulting from operations	$2,892	$5,534

Net change in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Interest income	$4,861	$9,455
PIK interest income	5	130
Dividend income (1)	25	48
Other income	42	42
Prepayment gain (loss)	103	94
Accretion of discounts and amortization of premiums	72	158
Total investment income	$5,108	$9,927
_________________________________________
(1)During the three and six months ended June 30, 2026, dividend income includes PIK dividends of $25 and $48, respectively.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Interest and other debt financing expenses	$1,870	$3,673
Base management fees, net of base management fee waiver (1)	505	990
Incentive fees, net of incentive fee waiver (2)	60	112
Professional fees	132	220
Administrative service fees	270	540
General and administrative expenses	134	372
Trustees' fees	25	50
Operating expenses before expense support, net of fee waivers	2,996	5,957
Expense support (3)	(302)	(667)
Total operating expenses, net of fee waivers and expense support	$2,694	$5,290
_________________________________________
(1)Base management fees for the three and six months ended June 30, 2026 were $0.7 million and $1.3 million, respectively, of which MC Advisors waived $0.2 million and $0.3 million, respectively. Through December 31, 2026 (the "Advisory Fee Waiver Period"), MC Advisors has voluntarily agreed to waive a portion of the management fee such that during the Advisory Fee Waiver Period, the management fee rate will be 0.95% of the Fund's average total assets. There is no guarantee that MC Advisors will waive any additional base management fees in the future.
(2)Incentive fees for the three and six months ended June 30, 2026 were $0.4 million and $0.7 million, respectively, comprised of income-based incentive fees (part one incentive fees) of $0.3 million and $0.6 million, respectively, and capital gains incentive fees (part two incentive fees) of $0.1 million and $0.1 million, respectively, of which MC Advisors waived part one incentive fees of $0.3 million and $0.6 million, respectively. During the Advisory Fee Waiver Period, MC Advisors has voluntarily agreed to waive all income-based incentive fees (part one incentive fees). There is no guarantee that MC Advisors will waive any additional incentive fees in the future. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.

(3)See Note 5 to our consolidated financial statements for the quarter ended June 30, 2026 for additional information regarding the Expense Support Agreement.
The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) was as follows (in thousands):

	Three months ended June 30, 2026	Six months ended June 30, 2026
Interest expense - DB Credit Facility	$1,720	$3,370
Amortization of debt issuance costs	150	303
Total interest and other debt financing expenses	$1,870	$3,673
Average debt outstanding	$113,987	$112,410
Average stated interest rate (1)	6.1%	6.1%
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
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and six months ended June 30, 2026, we recorded no net expense on the consolidated statement of operations for U.S. federal excise tax.
One of our consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the three and six months ended June 30, 2026, we recorded no net tax expense on the consolidated statement of operations for this subsidiary.
Net Realized Gain (Loss)
For the three and six months ended June 30, 2026, we had no net realized gain (loss) on investments.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During both the three and six months ended June 30, 2026, we had ($3) thousand of net realized gain (loss) on foreign currency forward contracts.
For the three and six months ended June 30, 2026, we had no net realized gain (loss) on foreign currency and other transactions.
Net Change in Unrealized Gain (Loss)
For the three months ended June 30, 2026, our investments had $0.4 million of net change in unrealized gain. For the six months ended June 30, 2026, our investments had $1.0 million of net change in unrealized gain. The net change in unrealized gain includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.

For the three months ended June 30, 2026, our foreign currency forward contracts had $33 thousand of net change in unrealized gain (loss). For the six months ended June 30, 2026, our foreign currency forward contracts had $(0.1) million of net change in unrealized gain (loss).
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three and six months ended June 30, 2026, the net increase (decrease) in net assets resulting from operations was $2.9 million and $5.5 million, respectively, primarily as a result of net investment income and net mark-to-market gains on our investments. Based on our weighted average Common Shares outstanding during the three and six months ended June 30, 2026, our per share net increase in net assets resulting from operations was $0.71 and $1.37, respectively.
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
As a BDC, we are generally not permitted to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if our Board, including our independent trustees, determines that such sale is in the best interests of us and our shareholders, and if our shareholders have approved such sales. As of June 30, 2026, we had 4,076,969 Class I shares outstanding. We have not offered or sold any of our Class S or Class D shares.
As of June 30, 2026, we had $1.3 million in cash and cash equivalents and $4.6 million in restricted cash and cash equivalents at MLEND Financing SPV. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiary and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense, and the quarterly release of our earnings.
As of June 30, 2026, $117.0 million was outstanding on our DB Credit Facility, and we had $83.0 million available for additional borrowings under the facility. See “Borrowings” below for additional information. In accordance with the 1940 Act, we are generally permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of June 30, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 190% and 202%, respectively.
Cash Flows
For the six months ended June 30, 2026, we experienced a net increase (decrease) in cash and restricted cash and cash equivalents of $(1.4) million. For the six months ended June 30, 2026, operating activities used $18.3 million, primarily as a result of net purchases of portfolio investments and net investment income. During the same period we generated $16.9 million from financing activities, primarily as a result of proceeds from net borrowings on the DB Credit Facility and proceeds from the issuance of Common Shares, partially offset by distributions to stockholders.
Distributions
To the extent that we have taxable income available, and subject to approval by the Board, we intend to make monthly distributions to our shareholders. Distributions to shareholders are recorded on the applicable record date. All distributions will be paid at the discretion of our Board and will depend on our earnings, financial condition, maintenance of our tax treatment as a RIC, compliance with applicable BDC regulations and provisions in our financing arrangements and such other factors as our Board may deem relevant from time to time.

The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to shareholders for the three and six months ended June 30, 2026 totaled $2.4 million ($0.60 per share) and $4.7 million ($1.18 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year. However, if the character of such distributions was determined as of June 30, 2026, no portion of these distributions would have been characterized as a return of capital to stockholders.
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

Borrowings
Our outstanding debt as of June 30, 2026 and December 31, 2025 was as follows (in thousands):

	June 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$117,000	$114,971	$2,029
Total	$200,000	$117,000	$114,971	$2,029
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of June 30, 2026, we had unused borrowing base availability under the DB Credit Facility totaling $7.5 million.
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
(2)As of December 31, 2025, we had unused borrowing base availability under the DB Credit Facility totaling $16.9 million.
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

Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of June 30, 2026 and December 31, 2025, the outstanding borrowings of $117.0 million and $99.4 million were accruing at a weighted average interest rate of 5.44% and 5.61%, respectively.
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
As of June 30, 2026, we and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of June 30, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $51.7 million and $38.6 million, respectively. We believe that our available cash balances and/or ability to draw on our DB Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of June 30, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of June 30, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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
Market Environment: We believe middle market investments are attractive in volatile market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. Further, floating rate assets remain structurally advantaged by allowing investors to capture higher-for-longer base rates in current income while sidestepping the mark-to-market volatility inherent in fixed rate exposures. We believe that direct lending volumes will continue outpacing syndicated loan transaction volumes due to capital requirements and liquidity constraints faced by banks. Throughout the first half of 2026, the middle market experienced modest spread widening across all EBITDA and segments, while leverage and loan-to-value attachments points decreased nominally.(2) Further, interest coverage ratios continue to expand, indicating that the earnings power of borrowers continue to sufficiently satisfy their debt service obligations with increased cushion.(3) Deal activity is down year over year in the first half of 2026, as M&A volumes are down reflecting uncertainty around interest rates and geopolitical conflict in the Middle East. However, underlying fundamentals continue to support an accelerated M&A environment which would result in increased loan portfolio activity. Loan documentation and structures, more notably in the lower middle market, continue to be more lender favorable due to market uncertainty stemming from recent market volatility, particularly in the lingering impact of the potential tariffs implemented by the current U.S. administration and general market headline sentiment. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures, resulting in an attractive vintage with strong risk-adjusted returns. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. We believe that Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.

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
(2)KBRA DLD Research – July 2026.
(3)LSEG LPC’s 1Q26 Sponsored Middle Market Private Deals Analysis – July 2026.
Recent Developments
Stock Issuances: On July 1, 2026, we sold 39,605 Class I shares in the Public Offering for an aggregate consideration of $1.0 million. On August 3, 2026, we received proceeds of $1.1 million related to the issuance of additional Class I shares in the Public Offering to bring the total consideration we have received for stock issuances subsequent to June 30, 2026 to $2.1 million.
Distributions: On July 20, 2026, the Board declared a distribution of $0.187 per Class I share payable on or about August 24, 2026 to shareholders of record as of July 31, 2026.

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
•the valuation conclusions are approved by the valuation committee of the Valuation Designee; and
•a report prepared by the Valuation Designee is presented to the Board quarterly to enable the Board to perform its oversight duties of the valuation process and the Valuation Designee.
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
As of June 30, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation policies and procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
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
During the three and six months ended June 30, 2026, we accrued capital gains incentive fees of $0.1 million and $0.1 million, respectively, based on performance of our portfolio. All such fees were based on unrealized appreciation, none were payable to MC Advisors under the Advisory Agreement.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03.

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
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the quarter ended June 30, 2026 for more information relating to our investment valuation.
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
The majority of the loans in our portfolio have floating interest rates and we expect that our loans in the future may also have floating interest rates. These loans are usually based on a floating SOFR and typically have interest rate re-set provisions that adjust applicable interest rates under such loans to current market rates on a monthly or quarterly basis. The majority of the loans in our current portfolio have interest rate floors that will effectively convert the loans to fixed rate loans in the event interest rates decrease to a level below the applicable interest rate floor. In addition, our DB Credit Facility bears interest at a variable rate with no interest rate floors. We expect that other credit facilities into which we may enter in the future may also have floating interest rate provisions.

Assuming that the consolidated statement of assets and liabilities as of June 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(5,606)	$(3,510)	$(2,096)
Down 200 basis points	(4,070)	(2,340)	(1,730)
Down 100 basis points	(2,040)	(1,170)	(870)
Up 100 basis points	2,040	1,170	870
Up 200 basis points	4,079	2,340	1,739
Up 300 basis points	6,119	3,510	2,609
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD) and Canadian dollars (CAD)) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under the DB Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of June 30, 2026, we had foreign currency forward contracts in place for AUD 6.5 million and CAD 3.0 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of June 30, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of June 30, 2026, neither we, the Adviser, nor our subsidiaries were subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026, and those set forth under the caption “Risk Factors” in our registration statement on Form N-2 relating to our Common Shares, which may, in the future, materially adversely affect our business, financial condition and/or operating results. There are no material changes during the quarter ended June 30, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.
The risks and uncertainties described in our annual report on Form 10-K for the fiscal year ended December 31, 2025 and in our registration statement on Form N-2 relating to our Common Shares are not the only ones we may face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the risks listed in our annual report on Form 10-K or our registration statement on Form N-2 (including any post-effective amendments thereto) relating to our Common Shares actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, you may lose all or part of your investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended June 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended June 30, 2026, no trustee or officer of the Fund adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

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

Date: August 10, 2026	By	/s/ Zia Uddin
Zia Uddin Chief Executive Officer (Principal Executive Officer) Monroe Capital Enhanced Corporate Lending Fund

Date: August 10, 2026	By	/s/ Christopher Lund
Christopher Lund Chief Financial Officer (Principal Financial and Accounting Officer) Monroe Capital Enhanced Corporate Lending Fund