Form 10-Q
period 2026-09-30
Monroe Capital Enhanced Corporate Lending Fund
filed 2026-11-09
CIK 2061670

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of November 6, 2026, the number of the registrant's Common Shares, $0.01 par value per share, outstanding was 4,235,697 shares of Class I Common Shares, 110 Class S Common Shares, and 110 Class D Common Shares. Common Shares outstanding exclude November 2, 2026 subscriptions for Class I Common Shares since the issuance price is not yet finalized at the time of this filing.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF ASSETS AND LIABILITIES
(in thousands, except per share data)

	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Investments, at fair value:
Non-controlled/non-affiliate company investments	$211,467	$191,033
Total investments, at fair value (amortized cost of $207,716 and $189,428, respectively)	211,467	191,033
Cash and cash equivalents	1,412	729
Restricted cash and cash equivalents	4,709	6,524
Interest and dividend receivable	2,298	1,559
Deferred organizational and operating expenses	3,302	2,154
Other assets	8	80
Total assets	223,196	202,079
Liabilities
Debt	107,200	99,400
Less: Unamortized debt issuance costs	(1,877)	(2,332)
Total debt, less unamortized debt issuance costs	105,323	97,068
Interest payable	1,667	686
Net unrealized loss on foreign currency forward contracts	438	343
Payable for unsettled trades	—	83
Base management fees payable	529	207
Incentive fees payable	416	161
Due to Adviser	1,594	1,510
Accounts payable and accrued expenses	2,504	704
Distributions payable	787	—
Trustees' fees payable	25	—
Total liabilities	113,283	100,762
Commitments and contingencies (See Note 10)
Net Assets
Common shares, $0.01 par value, unlimited shares authorized, 4,207 and 3,948 Class I shares issued and outstanding, respectively	$42	$39
Capital in excess of par value	106,550	99,866
Accumulated undistributed (overdistributed) earnings	3,321	1,412
Total net assets	$109,913	$101,317
Total liabilities and total net assets	$223,196	$202,079

NET ASSET VALUE PER SHARE
Class I Shares:
Net assets	$109,913	$101,317
Common shares outstanding ($0.01 par value, unlimited shares authorized)	4,207	3,948
Net asset value per share	$26.13	$25.66
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Investment income:
Non-controlled/non-affiliate company investments:
Interest income	$4,967	14,673
Payment-in-kind interest income	—	130
Dividend income	25	73
Other income	77	119
Total investment income	5,069	14,995
Operating expenses:
Interest and other debt financing expenses	1,819	5,492
Base management fees	696	1,999
Incentive fees	306	1,011
Professional fees	272	492
Administrative service fees	218	758
General and administrative expenses	236	608
Trustees' fees	25	75
Operating expenses before fee waivers and expense support	3,572	10,435
Base management fee waiver	(167)	(480)
Incentive fee waiver	(162)	(756)
Expense support (Note 5)	(481)	(1,148)
Total operating expenses, net of fee waivers and expense support	2,762	8,051
Net investment income before income taxes	2,307	6,944
Income taxes, including excise taxes	—	—
Net investment income	2,307	6,944
Net gain (loss):
Net realized gain (loss):
Foreign currency forward contracts	(2)	(5)
Net realized gain (loss)	(2)	(5)
Net change in unrealized gain (loss):
Non-controlled/non-affiliate company investments	1,163	2,147
Foreign currency forward contracts	(11)	(95)
Net change in unrealized gain (loss)	1,152	2,052
Net gain (loss)	1,150	2,047
Net increase (decrease) in net assets resulting from operations	$3,457	$8,991
Per common share data:
Net increase (decrease) in net assets resulting from operations per share - basic and diluted	$0.83	$2.21
Weighted average common shares outstanding - basic and diluted	4,159	4,068

See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENTS OF CHANGES IN NET ASSETS
(unaudited)
(in thousands)

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at June 30, 2026	4,077	$41	$103,162	$2,199	$105,402
Net investment income	—	—	—	2,307	2,307
Net realized gain (loss)	—	—	—	(2)	(2)
Net change in unrealized gain (loss)	—	—	—	1,152	1,152
Issuances of common shares - Class I	129	1	3,362	—	3,363
Distributions declared to shareholders - Class I	—	—	—	(2,335)	(2,335)
Class I common shares issued in connection with dividend reinvestment plan	1	—	26	—	26
Balances at September 30, 2026	4,207	$42	$106,550	$3,321	$109,913

	Common Shares		Capital in excess of par value	Accumulated undistributed (overdistributed) earnings	Total net assets
	Number of shares	Par value
Balances at December 31, 2025	3,948	$39	$99,866	$1,412	$101,317
Net investment income	—	—	—	6,944	6,944
Net realized gain (loss)	—	—	—	(5)	(5)
Net change in unrealized gain (loss)	—	—	—	2,052	2,052
Issuances of common shares - Class I	258	3	6,655	—	6,658
Distributions declared to shareholders - Class I	—	—	—	(7,082)	(7,082)
Class I common shares issued in connection with dividend reinvestment plan	1	—	29	—	29
Balances at September 30, 2026	4,207	$42	$106,550	$3,321	$109,913
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in thousands)

Nine months ended September 30,
2026
Cash flows from operating activities:
Net increase (decrease) in net assets resulting from operations	$8,991
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net realized (gain) loss on foreign currency forward contracts	5
Net change in unrealized (gain) loss on investments	(2,147)
Net change in unrealized (gain) loss on foreign currency forward contracts	95
Payment-in-kind interest capitalized	(130)
Net accretion of discounts and amortization of premiums	(206)
Purchases of investments	(51,075)
Proceeds from principal payments and sale of investments and settlement of forward contracts	33,119
Amortization of debt issuance costs	455
Amortization of offering costs	76
Changes in operating assets and liabilities:
Interest and dividend receivable	(739)
Deferred organizational and operating expenses	(1,148)
Other assets	80
Interest payable	981
Payable for unsettled trades	(83)
Base management fees payable	322
Incentive fees payable	255
Due to Adviser	84
Accounts payable and accrued expenses	1,800
Trustees' fees payable	25
Net cash provided by (used in) operating activities	(9,240)
Cash flows from financing activities:
Borrowings on debt	43,000
Repayments of debt	(35,200)
Proceeds from issuance of common shares	6,658
Shareholder distributions paid	(6,266)
Offering costs paid and deferred	(84)
Net cash provided by (used in) financing activities	8,108
Net increase (decrease) in cash and restricted cash and cash equivalents	(1,132)
Cash and restricted cash and cash equivalents, beginning of period	7,253
Cash and restricted cash and cash equivalents, end of period	$6,121

Supplemental disclosure of cash flow information:
Cash interest paid during the period	$4,056
Supplemental disclosure of non-cash activities:
Distributions declared and payable during the period	$787
Stock issued in connection with dividend reinvestment plan	$29

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED STATEMENT OF CASH FLOWS - (continued)
(unaudited)
(in thousands)
The following table provides a reconciliation of cash and restricted cash and cash equivalents reported on the Consolidated Statements of Assets and Liabilities that sum to the total of the same such amounts on the Consolidated Statement of Cash Flows:

	September 30, 2026	December 31, 2025
Cash and cash equivalents	$1,412	$729
Restricted cash and cash equivalents	4,709	6,524
Total cash and restricted cash and cash equivalents shown on the Consolidated Statement of Cash Flows	$6,121	$7,253
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
September 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.23%	12/22/2025	12/22/2031	1,496	$1,483	$1,496	1.4%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.34%	12/22/2025	12/22/2031	2,499	599	598	0.6%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.53%	12/22/2025	12/22/2031	500	223	223	0.2%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.03%	11/6/2025	11/1/2028	5,375	5,373	5,375	4.9%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.03%	11/12/2025	11/1/2028	386	386	386	0.4%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.25%	11/12/2025	11/1/2028	488	256	256	0.2%
							10,744	8,320	8,334	7.7%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	4.50%	8.57%	12/9/2025	12/9/2032	6,965	6,903	6,961	6.3%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.57%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	4.50%	8.57%	12/9/2025	12/9/2030	1,790	—	—	0.0%
							10,124	6,903	6,961	6.3%
Construction & Building
FR Panther Intermediate, LLC	(16)	SF	4.75%	8.57%	1/23/2026	1/23/2032	3,980	3,936	3,936	3.7%
FR Panther Intermediate, LLC		SF	4.75%	8.82%	1/23/2026	1/23/2032	486	486	481	0.4%
FR Panther Intermediate, LLC (Delayed Draw)	(14)(15)	SF	4.75%	8.51%	1/23/2026	1/23/2032	1,333	248	246	0.2%
FR Panther Intermediate, LLC (Revolver)	(14)	SF	4.75%	8.82%	1/23/2026	1/23/2032	389	—	—	0.0%
							6,188	4,670	4,663	4.3%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.18%	11/19/2025	9/22/2030	2,386	2,347	2,386	2.2%
Engineered Metal Solutions, Inc.		SF	5.50%	9.18%	4/24/2026	9/22/2030	2,537	2,491	2,537	2.3%
Engineered Metal Solutions, Inc.		SF	5.50%	9.18%	4/24/2026	9/22/2030	303	300	303	0.3%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.18%	11/19/2025	9/22/2030	610	67	67	0.1%
							5,836	5,205	5,293	4.9%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.30%	11/12/2025	8/18/2027	1,749	1,747	1,705	1.6%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.30%	11/12/2025	8/18/2027	241	241	235	0.2%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.30%	11/12/2025	8/18/2027	1,646	1,644	1,604	1.5%
Cohere Beauty, Phoenix LLC	(16)	SF	6.61%	10.30%	11/12/2025	8/18/2027	283	282	276	0.3%
Cohere Beauty, Phoenix LLC (Revolver)	(14)	SF	6.61%	10.30%	11/12/2025	8/18/2027	2,665	1,599	1,558	1.4%
Niteo Products, LLC	(16)	SF	5.25%	9.01%	12/4/2025	12/4/2031	4,963	4,898	4,963	4.5%
Niteo Products, LLC (Revolver)	(14)	SF	5.25%	9.01%	12/4/2025	12/4/2031	974	162	162	0.1%
							12,521	10,573	10,503	9.6%
Containers, Packaging & Glass
Project Tahoe Acquisition Corporation	(16)	SF	4.75%	8.48%	1/1/2026	1/1/2032	3,980	3,936	3,980	3.6%
Project Tahoe Acquisition Corporation (Revolver)	(14)	SF	4.75%	8.48%	1/1/2026	1/1/2032	1,167	—	—	0.0%
							5,147	3,936	3,980	3.6%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Environmental Industries
Volt Bidco, Inc.	(16)	SF	6.25%	10.07%	4/30/2026	4/30/2032	2,500	$2,477	$2,500	2.3%
Volt Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.07%	4/30/2026	4/30/2028	3,750	—	—	0.0%
Volt Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.07%	4/30/2026	4/30/2027	313	63	63	0.1%
Volt Bidco, Inc. (Revolver)	(14)	SF	6.25%	10.07%	4/30/2026	4/30/2031	313	—	—	0.0%
							6,876	2,540	2,563	2.4%
FIRE: Finance
GC Champion Acquisition LLC	(16)	SF	5.00%	8.74%	11/19/2025	8/18/2028	1,721	1,721	1,721	1.6%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.74%	11/19/2025	8/18/2028	1,170	1,170	1,170	1.1%
GC Champion Acquisition LLC		SF	5.00%	9.08%	11/18/2025	8/18/2028	211	211	211	0.2%
GC Champion Acquisition LLC	(16)	SF	5.00%	8.74%	11/19/2025	8/18/2028	574	574	574	0.5%
Protecht Group Holdings Pty Ltd	(6)(9)(10)(16)	SF	6.75%	10.82%	12/19/2025	12/19/2031	4,168	3,933	4,147	3.8%
Protecht Group Holdings Pty Ltd	(6)(10)(16)	SF	6.75%	10.82%	6/5/2026	12/19/2031	1,069	1,069	1,063	1.0%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(9)(10)(14)(15)	SF	6.75%	10.82%	12/19/2025	12/19/2031	459	358	357	0.3%
Protecht Group Holdings Pty Ltd (Delayed Draw)	(6)(10)(14)(15)	SF	6.75%	10.82%	4/15/2026	12/29/2031	132	53	53	0.0%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(9)(10)(14)	SF	6.75%	10.75%	12/19/2025	12/19/2031	208	85	83	0.1%
Protecht Group Holdings Pty Ltd (Revolver)	(6)(10)(14)	SF	6.75%	10.82%	12/19/2025	12/19/2031	300	—	—	0.0%
							10,012	9,174	9,379	8.6%
Healthcare & Pharmaceuticals
Bastille Buyer, Inc.	(16)	SF	5.50%	9.40%	4/30/2026	4/30/2032	2,455	2,420	2,455	2.2%
Bastille Buyer, Inc. (Delayed Draw)	(14)(15)	SF	5.50%	9.40%	4/30/2026	4/30/2032	1,818	—	—	0.0%
Bastille Buyer, Inc. (Revolver)	(14)	SF	5.50%	9.40%	4/30/2026	4/30/2032	455	—	—	0.0%
BCTO Bobsled Purchaser, Inc.	(16)	SF	4.75%	8.57%	1/16/2026	1/16/2033	5,000	4,966	5,013	4.6%
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	(14)(15)	SF	4.75%	8.57%	1/16/2026	1/16/2033	1,667	—	—	0.0%
BCTO Bobsled Purchaser, Inc. (Revolver)	(14)	SF	4.75%	8.57%	1/16/2026	1/16/2033	500	—	—	0.0%
ESO Solutions, Inc.	(16)	SF	6.50%	10.58%	9/29/2026	9/29/2031	2,000	1,960	1,960	1.8%
ESO Solutions, Inc. (Revolver)	(14)	SF	6.50%	10.58%	9/29/2026	9/29/2031	213	—	—	0.0%
Phia Purchaser, LLC	(16)	SF	4.25%	8.15%	12/1/2025	12/1/2032	4,975	4,931	4,975	4.5%
Phia Purchaser, LLC (Delayed Draw)	(14)(15)	SF	4.25%	8.15%	12/1/2025	12/1/2032	1,276	—	—	0.0%
Phia Purchaser, LLC (Revolver)	(14)	SF	4.25%	8.15%	12/1/2025	12/1/2032	765	—	—	0.0%
The Smilist DSO, LLC	(16)	SF	6.00%	10.07%	11/6/2025	4/4/2029	3,896	3,906	3,896	3.5%
The Smilist DSO, LLC	(16)	SF	6.00%	10.07%	11/6/2025	4/4/2029	1,053	1,056	1,053	1.0%
The Smilist DSO, LLC	(16)	SF	6.00%	10.07%	11/19/2025	4/4/2029	2,547	2,553	2,547	2.3%
TigerConnect, Inc.	(16)	SF	6.40%	10.21%	11/12/2025	8/16/2029	613	613	613	0.6%
TigerConnect, Inc.	(16)	SF	6.40%	10.21%	11/12/2025	8/16/2029	10,727	10,727	10,727	9.8%
TigerConnect, Inc.		SF	6.40%	10.21%	11/12/2025	8/16/2029	1,343	1,343	1,343	1.2%
TigerConnect, Inc.		SF	6.40%	10.21%	11/12/2025	8/16/2029	56	56	56	0.1%
TigerConnect, Inc. (Revolver)	(14)	SF	6.40%	10.21%	11/12/2025	8/16/2029	1,532	—	—	0.0%
							42,891	34,531	34,638	31.6%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
High Tech Industries
Accelevation LLC	(16)	SF	5.25%	9.15%	6/25/2026	1/2/2031	5,000	$4,929	$5,000	4.5%
Acquia Inc.	(16)	SF	6.15%	9.88%	11/19/2025	11/1/2026	2,544	2,544	2,398	2.2%
Acquia Inc.	(16)	SF	6.15%	9.88%	11/19/2025	11/1/2026	1,240	1,240	1,170	1.1%
Acquia Inc. (Revolver)		SF	6.15%	9.90%	11/19/2025	11/1/2026	1,216	1,216	1,146	1.0%
Pathlock, Inc.	(16)	SF	5.90%	9.65%	11/12/2025	11/10/2027	1,258	1,258	1,258	1.1%
Pathlock, Inc.	(16)	SF	5.90%	9.65%	11/12/2025	11/10/2027	1,730	1,730	1,730	1.6%
Pathlock, Inc.	(16)	SF	5.90%	9.65%	11/12/2025	11/10/2027	435	435	435	0.4%
Pathlock, Inc.	(16)	SF	5.90%	9.65%	11/12/2025	11/10/2027	994	994	994	0.9%
Pathlock, Inc.	(16)	SF	5.90%	9.65%	11/12/2025	11/10/2027	261	261	261	0.2%
Pathlock, Inc.		SF	5.85%	9.64%	11/12/2025	11/10/2027	261	261	261	0.2%
Pathlock, Inc. (Revolver)	(14)	SF	5.90%	9.65%	11/12/2025	11/10/2027	261	235	235	0.2%
Planful, Inc.	(16)	SF	6.26%	9.99%	11/12/2025	6/28/2028	3,104	3,103	3,102	2.8%
Planful, Inc.	(16)	SF	6.26%	9.99%	11/12/2025	6/28/2028	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.99%	11/12/2025	6/28/2028	433	433	433	0.4%
Planful, Inc.	(16)	SF	6.26%	9.99%	11/12/2025	6/28/2028	289	289	289	0.3%
Planful, Inc. (Revolver)		SF	6.26%	9.99%	11/12/2025	6/28/2028	361	361	361	0.3%
Securly, Inc.	(16)	SF	7.10%	11.17%	11/12/2025	10/22/2028	997	997	987	0.9%
Securly, Inc.	(16)	SF	7.10%	10.92%	11/12/2025	10/22/2028	440	440	435	0.4%
Securly, Inc.	(16)	SF	7.10%	10.86%	11/12/2025	10/22/2028	380	380	377	0.3%
Securly, Inc.	(16)	SF	7.10%	10.86%	11/12/2025	10/22/2028	2,368	2,368	2,345	2.1%
Securly, Inc.	(16)	SF	7.10%	10.86%	11/12/2025	10/22/2028	230	230	228	0.2%
Securly, Inc. (Revolver)		SF	7.10%	11.17%	11/12/2025	10/22/2028	1,537	1,538	1,523	1.4%
ZI Intermediate II, Inc.	(16)	SF	5.25%	9.07%	11/14/2025	11/14/2031	12,500	12,464	12,531	11.4%
ZI Intermediate II, Inc. (Revolver)	(14)	SF	5.25%	9.07%	11/14/2025	11/14/2031	1,042	—	—	0.0%
							39,314	38,139	37,932	34.3%
Media: Advertising, Printing & Publishing
EverView AcquisitionCo, Inc.	(16)	SF	5.00%	8.76%	11/12/2025	9/3/2031	8,938	8,862	8,938	8.1%
EverView AcquisitionCo, Inc. (Delayed Draw)	(14)(15)	SF	5.00%	8.76%	11/12/2025	9/3/2031	2,750	—	—	0.0%
EverView AcquisitionCo, Inc. (Revolver)	(14)	SF	5.00%	8.76%	11/12/2025	9/3/2031	2,063	—	—	0.0%
							13,751	8,862	8,938	8.1%
Retail
Pacvue Intermediate LLC	(16)	SF	5.25%	9.32%	11/19/2025	10/19/2027	963	963	963	0.9%
Pacvue Intermediate LLC	(16)	SF	5.25%	9.32%	11/19/2025	10/19/2027	303	303	303	0.3%
Pacvue Intermediate LLC (Revolver)	(14)	SF	5.25%	9.32%	11/19/2025	10/19/2027	152	—	—	0.0%
							1,418	1,266	1,266	1.2%
Services: Business
Asset Reliability Bidco, Inc.	(8)(10)(16)	CA	5.25%	7.54%	12/1/2025	12/1/2031	1,753	1,767	1,753	1.6%
Asset Reliability Bidco, Inc.	(16)	SF	5.25%	9.01%	12/1/2025	12/1/2031	3,250	3,222	3,250	3.0%
Asset Reliability Bidco, Inc.		SF	5.25%	9.28%	12/1/2025	12/1/2031	1,190	1,190	1,190	1.1%
Asset Reliability Bidco, Inc. (Revolver)	(14)	SF	5.25%	9.28%	12/1/2025	12/1/2031	476	—	—	0.0%
Cdata Software, Inc.	(16)	SF	5.50%	9.57%	11/12/2025	7/18/2030	4,745	4,755	4,745	4.3%
Cdata Software, Inc.		SF	5.50%	9.57%	11/12/2025	7/18/2030	391	391	391	0.4%
Cdata Software, Inc. (Delayed Draw)	(14)(15)	SF	5.50%	9.57%	11/12/2025	7/18/2030	439	220	220	0.2%
Cdata Software, Inc. (Revolver)	(14)	SF	5.50%	9.57%	11/12/2025	7/18/2030	527	—	—	0.0%
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	2,625	2,632	2,625	2.4%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	1,373	$1,377	$1,373	1.2%
Cosmos Bidco, Inc.	(16)	SF	6.25%	10.10%	11/12/2025	9/14/2029	492	494	492	0.4%
Cosmos Bidco, Inc.		SF	6.25%	10.10%	11/12/2025	9/14/2029	300	300	300	0.3%
Cosmos Bidco, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	10.51%	11/12/2025	9/14/2029	392	—	—	0.0%
Cosmos Bidco, Inc. (Revolver)	(14)	SF	6.25%	10.51%	11/12/2025	9/14/2029	410	230	230	0.2%
Pursuit Buyer, LLC	(16)	SF	6.25%	10.32%	1/5/2026	1/5/2032	5,000	4,956	5,000	4.5%
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	5.25%	9.32%	1/5/2026	1/5/2032	557	378	378	0.3%
Pursuit Buyer, LLC (Delayed Draw)	(14)(15)	SF	6.25%	10.32%	1/5/2026	1/5/2032	2,000	—	—	0.0%
Pursuit Buyer, LLC (Revolver)	(14)	SF	6.25%	10.32%	1/5/2026	1/5/2032	1,500	—	—	0.0%
SingleStore, Inc.	(16)	SF	6.25%	9.98%	11/12/2025	10/16/2031	11,124	11,030	11,124	10.1%
SingleStore, Inc. (Delayed Draw)	(14)(15)	SF	6.25%	9.98%	11/12/2025	10/16/2031	1,268	816	816	0.7%
SingleStore, Inc. (Revolver)	(14)	SF	6.25%	9.98%	11/12/2025	10/16/2031	1,294	—	—	0.0%
Veritas Buyer, LLC and DecisionHR Holdings, Inc.	(16)	SF	4.25%	7.98%	12/8/2025	12/8/2031	4,975	4,932	4,967	4.5%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	(14)(15)	SF	4.25%	7.98%	12/8/2025	12/8/2031	1,563	313	312	0.3%
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	(14)	SF	4.25%	7.98%	12/8/2025	12/8/2031	781	—	—	0.0%
Vhagar Purchaser, LLC	(16)	SF	5.25%	8.98%	11/12/2025	6/11/2031	987	987	988	0.9%
Vhagar Purchaser, LLC	(16)	SF	5.25%	8.98%	11/12/2025	6/11/2031	2,171	2,171	2,174	2.0%
Vhagar Purchaser, LLC (Delayed Draw)	(14)(15)	SF	5.25%	8.98%	11/12/2025	6/11/2031	493	—	—	0.0%
Vhagar Purchaser, LLC (Revolver)	(14)	SF	5.25%	8.98%	11/12/2025	6/11/2031	197	—	—	0.0%
							52,273	42,161	42,328	38.4%
Services: Consumer
Clydesdale Holdings, LLC	(16)	SF	6.40%	10.47%	11/6/2025	6/23/2028	1,551	1,551	1,551	1.4%
Clydesdale Holdings, LLC	(16)	SF	6.15%	10.22%	11/6/2025	6/23/2028	1,417	1,408	1,412	1.3%
Clydesdale Holdings, LLC	(16)	SF	6.15%	10.22%	11/6/2025	6/23/2028	2,016	2,002	2,009	1.8%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.49%	4/15/2026	2/28/2028	1,847	1,847	1,847	1.7%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.49%	4/15/2026	2/28/2028	660	661	660	0.6%
Kar Wash Holdings, LLC	(16)	SF	5.76%	9.49%	4/15/2026	2/28/2028	1,325	1,325	1,325	1.2%
Kar Wash Holdings, LLC (Delayed Draw)	(14)(15)	SF	5.76%	9.49%	4/15/2026	2/28/2028	606	—	—	0.0%
Kar Wash Holdings, LLC (Revolver)	(14)	SF	5.76%	9.49%	4/15/2026	2/28/2028	471	336	336	0.3%
Vanterra Holdings, LLC (Delayed Draw)	(14)(15)	SF	4.25%	8.32%	1/30/2026	8/8/2031	3,000	—	—	0.0%
							12,893	9,130	9,140	8.3%
Transportation: Cargo
Epika Fleet Services, Inc.	(16)	SF	5.25%	9.32%	11/12/2025	4/17/2031	1,564	1,577	1,558	1.4%
Epika Fleet Services, Inc.	(16)	SF	5.25%	9.32%	11/12/2025	4/17/2031	414	417	412	0.3%
Epika Fleet Services, Inc.	(16)	SF	5.25%	9.32%	11/12/2025	4/17/2031	4,791	4,791	4,773	4.3%
Epika Fleet Services, Inc. (Revolver)	(14)	SF	5.25%	9.32%	11/12/2025	4/17/2031	2,645	—	—	0.0%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.88%	1/9/2026	5/31/2027	331	328	331	0.3%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.88%	11/12/2025	5/31/2027	2,122	2,121	2,122	1.9%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.88%	11/12/2025	5/31/2027	436	435	436	0.4%
RD Last Mile Holdings, LLC	(16)	SF	6.15%	9.88%	11/12/2025	5/31/2027	987	987	987	0.9%
RD Last Mile Holdings, LLC (Revolver)	(14)	SF	6.15%	9.88%	11/12/2025	5/31/2027	554	—	—	0.0%
							13,844	10,656	10,619	9.5%
Total Non-Controlled/Non-Affiliate Senior Secured Loans							243,832	196,066	196,537	178.8%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)

Equity Investments (7) (11) (12)
Construction & Building
FR Panther Intermediate, LLC (58,474 Class A-1 units)	(17)	—	—	—	1/23/2026	—	—	$585	$537	0.5%
								585	537	0.5%
Consumer Goods: Durable
Engineered Metal Solutions, Inc. (3,222 Class A units)		—	—	—	11/19/2025	—	—	3,170	4,547	4.1%
								3,170	4,547	4.1%
Environmental Industries
Volt Bidco, Inc. (311 shares of common stock)		—	—	—	11/19/2025	—	—	332	115	0.1%
								332	115	0.1%
High Tech Industries
Pathlock, Inc. (537 Series A preferred shares)		—	—	—	11/19/2025	—	—	348	402	0.4%
Planful, Inc. (154,557 Class A units)		n/a	n/a	8.00% PIK	11/19/2025	—	—	397	378	0.4%
Planful, Inc. (11,693 Class B options)		—	—	—	11/19/2025	—	—	15	14	0.0%
								760	794	0.8%
Services: Business
Cosmos Bidco, Inc. (164,077 Class A membership interest)		—	—	—	11/19/2025	—	—	191	182	0.1%
Pursuit Buyer, LLC (2,000 Class A-1 units)		—	—	—	1/5/2026	—	—	200	214	0.2%
Rampart Exterior Services Buyer, Inc. (873 Series A-2 preferred units)		n/a	n/a	10.00% PIK	11/19/2025	—	—	836	812	0.7%
SingleStore, Inc. (1,410,256 shares of common stock)		—	—	—	11/19/2025	—	—	1,410	1,622	1.5%
								2,637	2,830	2.5%
Services: Consumer
Kar Wash Holdings, LLC (7,922 Series A preferred units)		—	—	—	11/19/2025	—	—	15	29	0.0%
Kar Wash Holdings, LLC (43,954 Class A units)		—	—	—	11/19/2025	—	—	68	143	0.2%
								83	172	0.2%
Transportation: Cargo
Epika Fleet Services, Inc. (273,128 shares of common stock)		—	—	—	3/13/2026	—	—	415	394	0.4%
RD Last Mile Holdings, LLC (2,216,479 shares of common stock)	(13)	—	—	—	11/19/2025	—	—	3,668	5,541	5.0%
								4,083	5,935	5.4%
Total Non-Controlled/Non-Affiliate Equity Investments								11,650	14,930	13.6%

Total Non-Controlled/Non-Affiliate Company Investments								$207,716	$211,467	192.4%

TOTAL INVESTMENTS								$207,716	$211,467	192.4%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$34	AUD	53	Bannockburn Global Forex, LLC	10/6/2026	$(2)
Foreign currency forward contract	$33	AUD	51	Bannockburn Global Forex, LLC	1/5/2027	(3)
Foreign currency forward contract	$32	AUD	49	Bannockburn Global Forex, LLC	4/5/2027	(3)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	7/2/2027	(3)
Foreign currency forward contract	$32	AUD	50	Bannockburn Global Forex, LLC	10/5/2027	(3)
Foreign currency forward contract	$31	AUD	50	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$31	AUD	51	Bannockburn Global Forex, LLC	4/5/2028	(4)
Foreign currency forward contract	$3,740	AUD	6,050	Bannockburn Global Forex, LLC	7/5/2028	(462)
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	10/5/2026	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	1/5/2027	1
Foreign currency forward contract	$39	CAD	54	Bannockburn Global Forex, LLC	4/5/2027	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/6/2027	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/5/2027	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	1/4/2028	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	4/4/2028	1
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/5/2028	1
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/3/2028	1
Foreign currency forward contract	$1,790	CAD	2,496	Bannockburn Global Forex, LLC	1/3/2029	36
						$(438)

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
September 30, 2026
(unaudited)
(in thousands, except for shares and units)
____________________________________________________
(1)    All of Monroe Capital Enhanced Corporate Lending Fund’s (together with its consolidated wholly-owned subsidiaries, the “Fund”) investments are treated as "qualifying assets" under Section 55(a) of the Investment Company Act of 1940, as amended (the “1940 Act”), unless otherwise noted. All of the Fund’s investments are issued by U.S. portfolio companies unless otherwise noted. As of September 30, 2026 all investments are non-controlled, non-affiliated investments. Non-controlled, non-affiliated investments are defined as investments in which the Fund owns less than 5% of the portfolio company’s outstanding voting securities and does not have the power to exercise control over the management or policies of such portfolio company.
(2)    The majority of the investments bear interest at a rate that may be determined by reference to the Secured Overnight Financing Rate (“SOFR” or “SF”) or Canadian Overnight Repo Rate Average ("CORRA" or "CA"), each of which reset daily, monthly, quarterly, or semiannually. For each such investment, the Fund has provided the spread over SOFR or CORRA, as applicable, and the current contractual interest rate in effect at September 30, 2026. Certain investments may be subject to an interest rate floor or rate cap. Certain investments contain a payment-in-kind (“PIK”) provision.
(3)    Except as otherwise noted, all of the Fund’s portfolio company investments, which as of September 30, 2026 represented 192.4% of the Fund’s net assets or 94.7% of the Fund’s total assets, are subject to legal restrictions on sales.
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
(5)    Percentages are based on net assets of $109,913 as of September 30, 2026.
(6)    The headquarters of this portfolio company is located in Australia.
(7)    Represents less than 5% ownership of the portfolio company’s voting securities.
(8)    This loan is denominated in Canadian dollars and is translated into U.S. dollars as of the valuation date.
(9)    This loan is denominated in Australian dollars and is translated into U.S. dollars as of the valuation date.
(10)    This investment is treated as a non-qualifying asset under Section 55(a) of the 1940 Act. Under the 1940 Act, the Fund may not acquire any non-qualifying asset unless, at the time the acquisition is made, qualifying assets represent at least 70% of the Fund’s total assets. As of September 30, 2026, non-qualifying assets totaled 4.8% of the Fund’s total assets (at fair value).
(11)    Investments without an interest rate are non-income producing.
(12)    Ownership of certain equity investments may occur through a holding company or partnership.
(13)    Investment is held by a taxable subsidiary of the Fund. See Note 2 in the accompanying notes to the consolidated financial statements for additional information on the Fund’s wholly-owned taxable subsidiaries.
(14)    All or a portion of this commitment was unfunded at September 30, 2026. As such, interest is earned only on the funded portion of this commitment.
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
(17)    As of September 30, 2026, the Fund was party to a subscription agreement with a commitment to fund an additional equity investment of $304.
n/a - not applicable
See Notes to Consolidated Financial Statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS
December 31, 2025
(in thousands, except for shares and units)

Portfolio Company (1)	Footnotes	Index (2)	Spread (2)	Interest Rate	Acquisition Date (3)	Maturity	Principal	Amortized Cost	Fair Value (4)	% of Net Assets (5)
Non-Controlled/Non-Affiliate Company Investments
Senior Secured Loans
Automotive
Excel Testing and Engineering Holdings LLC	(16)	SF	4.50%	8.19%	12/22/2025	12/22/2031	1,500	$1,485	$1,485	1.5%
Excel Testing and Engineering Holdings LLC (Delayed Draw)	(14)(15)	SF	4.50%	8.19%	12/22/2025	12/22/2031	2,500	—	—	0.0%
Excel Testing and Engineering Holdings LLC (Revolver)	(14)	SF	4.50%	8.19%	12/22/2025	12/22/2031	500	—	—	0.0%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.22%	11/12/2025	11/1/2028	389	$388	$388	0.4%
Lifted Trucks Holdings, LLC	(16)	SF	5.35%	9.22%	11/6/2025	11/1/2028	5,418	5,415	5,418	5.3%
Lifted Trucks Holdings, LLC (Revolver)	(14)	SF	5.35%	9.22%	11/12/2025	11/1/2028	488	$183	$183	0.2%
							10,795	7,471	7,474	7.4%
Banking
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	112	112	112	0.1%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	342	342	341	0.3%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	201	202	201	0.2%
StarCompliance MidCo, LLC	(16)	SF	5.85%	9.52%	11/12/2025	1/12/2027	790	791	790	0.8%
StarCompliance MidCo, LLC (Revolver)	(14)	SF	5.85%	9.52%	11/12/2025	1/12/2027	450	176	176	0.2%
							1,895	1,623	1,620	1.6%
Chemicals, Plastics & Rubber
EMCO Holdco LLC	(16)	SF	5.00%	8.72%	12/9/2025	12/9/2032	7,000	6,931	6,930	6.8%
EMCO Holdco LLC (Delayed Draw)	(14)(15)	SF	5.00%	8.72%	12/9/2025	12/9/2032	1,369	—	—	0.0%
EMCO Holdco LLC (Revolver)	(14)	SF	5.00%	8.72%	12/9/2025	12/9/2030	1,790	—	—	0.0%
							10,159	6,931	6,930	6.8%
Consumer Goods: Durable
Engineered Metal Solutions, Inc.	(16)	SF	5.50%	9.37%	11/19/2025	9/22/2030	2,404	2,357	2,404	2.4%
Engineered Metal Solutions, Inc. (Revolver)	(14)	SF	5.50%	9.37%	11/19/2025	9/22/2030	610	—	—	0.0%
							3,014	2,357	2,404	2.4%
Consumer Goods: Non-Durable
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,763	1,760	1,753	1.7%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	243	243	242	0.2%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	1,659	1,656	1,650	1.6%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC)	(16)	SF	6.61%	10.49%	11/12/2025	5/18/2026	285	284	283	0.3%
Cohere Beauty, Phoenix LLC (fka Arizona Natural Resources, LLC) (Revolver)	(14)	SF	6.61%	10.49%	11/12/2025	5/18/2026	2,665	1,066	1,060	1.0%
Niteo Products, LLC	(16)	SF	5.25%	9.02%	12/4/2025	12/4/2031	5,000	4,926	4,926	4.9%
Niteo Products, LLC (Revolver)	(14)	SF	5.25%	9.02%	12/4/2025	12/4/2031	974	—	—	0.0%
							12,589	9,935	9,914	9.7%

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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
CONSOLIDATED SCHEDULE OF INVESTMENTS - (continued)
December 31, 2025
(in thousands, except for shares and units)
Derivative Instruments
Foreign currency forward contracts

Description	Notional Amount to be Purchased	Notional Amount to be Sold		Counterparty	Settlement Date	Unrealized Gain (Loss)
Foreign currency forward contract	$41	AUD	63	Bannockburn Global Forex, LLC	4/2/2026	$(1)
Foreign currency forward contract	$36	AUD	55	Bannockburn Global Forex, LLC	7/3/2026	(1)
Foreign currency forward contract	$34	AUD	53	Bannockburn Global Forex, LLC	10/2/2026	(1)
Foreign currency forward contract	$33	AUD	51	Bannockburn Global Forex, LLC	1/5/2027	(1)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	4/5/2027	(1)
Foreign currency forward contract	$31	AUD	49	Bannockburn Global Forex, LLC	7/2/2027	(2)
Foreign currency forward contract	$32	AUD	50	Bannockburn Global Forex, LLC	10/5/2027	(2)
Foreign currency forward contract	$31	AUD	50	Bannockburn Global Forex, LLC	1/5/2028	(3)
Foreign currency forward contract	$31	AUD	51	Bannockburn Global Forex, LLC	4/5/2028	(2)
Foreign currency forward contract	$3,740	AUD	6,050	Bannockburn Global Forex, LLC	7/5/2028	(298)
Foreign currency forward contract	$34	CAD	47	Bannockburn Global Forex, LLC	3/4/2026	—
Foreign currency forward contract	$11	CAD	16	Bannockburn Global Forex, LLC	4/6/2026	—
Foreign currency forward contract	$35	CAD	48	Bannockburn Global Forex, LLC	7/3/2026	—
Foreign currency forward contract	$36	CAD	48	Bannockburn Global Forex, LLC	10/5/2026	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	1/5/2027	—
Foreign currency forward contract	$39	CAD	54	Bannockburn Global Forex, LLC	4/5/2027	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/6/2027	—
Foreign currency forward contract	$41	CAD	56	Bannockburn Global Forex, LLC	10/5/2027	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	1/4/2028	—
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	4/4/2028	—
Foreign currency forward contract	$40	CAD	55	Bannockburn Global Forex, LLC	7/5/2028	(1)
Foreign currency forward contract	$40	CAD	56	Bannockburn Global Forex, LLC	10/3/2028	(1)
Foreign currency forward contract	$1,790	CAD	2,496	Bannockburn Global Forex, LLC	1/3/2029	(29)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Note 1. Organization and Principal Business
Monroe Capital Enhanced Corporate Lending Fund (the “Fund”) is a Delaware statutory trust formed on March 3, 2025. The Fund commenced its initial private offering on July 7, 2025. The Fund is an externally managed, non-diversified, closed-end management investment company which elected on November 20, 2025 (the "BDC Election Date") to be regulated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”). In addition, the Fund has elected to be treated for U.S. federal income tax purposes, and intends to qualify annually, as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code"). The Fund had no substantive operating activities prior to November 6, 2025. The Fund’s investment objective is to provide investors with current income and attractive risk-adjusted returns with limited correlation to public markets.
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
On July 7, 2025, Monroe Capital Onshore Holdco LLC (the "Initial Seed Investor"), an affiliate of the Adviser, invested $15 in Class I shares as a seed investment in the Fund (the “Initial Seed Investment”), in connection with which the Initial Seed Investor received an aggregate of 600 Class I shares at $25.00 per share. In addition, on November 6, 2025, another affiliate of the Adviser invested $100,000 in Class I shares (the “Seed Contribution”), in connection with which investor received an aggregate of 3,947,888 Class I shares at $25.33 per share and the Fund commenced investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. As of September 30, 2026, the Fund had not sold any of its Class S or Class D shares. In order to avoid the blind-pool aspects typically associated with the launch of a new fund, the Fund used the proceeds from the Seed Contribution, along with borrowings, to purchase portfolio investments in accordance with the Fund's investment objectives. See Note 5 for additional information on these purchases.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 2. Summary of Significant Accounting Policies
Basis of Presentation
The accompanying interim consolidated financial statements of the Fund have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The accompanying interim consolidated financial statements of the Fund and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Articles 6, 10, and 12 of Regulation S-X. Accordingly, certain disclosures required by GAAP for the annual reporting of consolidated financial statements are omitted. The Fund has determined it meets the definition of an investment company and follows the accounting and reporting guidance in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 946 – Financial Services – Investment Companies (“ASC Topic 946”). The Fund’s first annual fiscal period ended on December 31, 2025. As the Fund commenced investment activities and operations on November 6, 2025 and had no net increase (decrease) in net assets resulting from operations during the three and nine months ended September 30, 2025, comparative consolidated statements of operations, consolidated statements of changes in net assets, and consolidated statements of cash flows are not presented. Certain prior period amounts have been reclassified to conform to current period presentation.
These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes contained in the Fund’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 9, 2026, including the significant accounting policies described in “Note 2. Summary of Significant Accounting Policies” in the Fund’s consolidated financial statements included therein.
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
Dividend income on preferred equity investments is recorded as dividend income on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Dividend income on common equity investments is recorded on the record date for private portfolio companies. Each distribution received from limited liability company (“LLC”) and limited partnership (“LP”) investments is evaluated to determine if the distribution should be recorded as dividend income or a return of capital. Generally, the Fund will not record distributions from equity investments in LLCs and LPs as dividend income unless there are sufficient accumulated tax-basis earnings and profits in the LLC or LP prior to the applicable distribution. Distributions that are classified as a return of capital are recorded as a reduction in the cost basis of the investment. For the three and nine months ended September 30, 2026, the Fund did not receive return of capital distributions from its equity investments.
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
Loan origination fees, original issue discount and market discount or premiums are capitalized and amortized into interest income over the contractual life of the respective investment using the effective interest method. Unamortized discounts and loan origination fees totaled $941 and $777 as of September 30, 2026 and December 31, 2025, respectively. Upfront loan origination and closing fees received for the three and nine months ended September 30, 2026 totaled $55 and $683, respectively. Upon the prepayment of a loan or debt investment, any unamortized premium or discount or loan origination fees are recorded as interest income.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The components of the Fund’s investment income were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Interest income	$4,892	$14,347
PIK interest income	—	130
Dividend income (1)	25	73
Other income	77	119
Prepayment gain (loss)	26	120
Accretion of discounts and amortization of premiums	49	206
Total investment income	$5,069	$14,995
_________________________________________
(1)During the three and nine months ended September 30, 2026, dividend income includes PIK dividends of $25 and $73, respectively.
Investment transactions are recorded on a trade-date basis. Realized gains or losses on portfolio investments are calculated based upon the difference between the net proceeds from the disposition and the amortized cost basis of the investment, without regard to unrealized gains or losses previously recognized. Realized gains and losses are recorded within net realized gain (loss) on investments on the consolidated statements of operations. Changes in the fair value of investments from the prior period, as determined through the application of the Fund’s valuation policy, are included within net change in unrealized gain (loss) on investments on the consolidated statements of operations.
Non-accrual: Debt or preferred equity investments are placed on non-accrual status on a prospective basis when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in management’s judgment are likely to remain current. To the extent a debt or preferred equity investment is restructured, non-accrual status is reassessed post-restructuring in line with this non-accrual policy. The Fund may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest. As of September 30, 2026 and December 31, 2025, the Fund had no borrowers with a debt or preferred equity investment on non-accrual status.
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
Cash and Cash Equivalents
Cash and cash equivalents, including cash denominated in foreign currencies, primarily consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less. The Fund deposits its cash and cash equivalents in a financial institution and, at times, such balances may be in excess of the Federal Deposit Insurance Corporation (“FDIC”) insurance limit. The Fund’s deposits are held in high-quality financial institutions. As of September 30, 2026 and December 31, 2025, the Fund held no cash denominated in foreign currencies.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes amounts held within MLEND Financing SPV. Cash and cash equivalents held within MLEND Financing SPV is generally restricted to use for the originations of new investments, the repayment of outstanding debt and the related payment of interest expense and the quarterly release of earnings to the Fund. Restricted cash and cash equivalents consists of cash, money market funds and short-term, highly liquid investments with original maturities of three months or less, and are subject to credit risk to the extent those balances exceed FDIC limitations. As of September 30, 2026 and December 31, 2025, restricted cash and cash equivalents consisted of the following:

	September 30, 2026	December 31, 2025
Restricted cash and cash equivalents:
MLEND Financing SPV	$4,709	$6,524
Total restricted cash and cash equivalents	$4,709	$6,524
Debt Issuance Costs
Debt issuance costs represent fees and other direct incremental costs incurred in connection with the Fund’s borrowings. As of September 30, 2026 and December 31, 2025, the Fund had unamortized debt issuance costs of $1,877 and $2,332, respectively, presented as a direct reduction of the carrying amount of debt on the consolidated statements of assets and liabilities. These amounts are amortized and included in interest and other debt financing expenses on the consolidated statements of operations over the estimated average life of the borrowings. Amortization of debt issuance costs for the three and nine months ended September 30, 2026 was $152 and $455, respectively.
Organizational and Offering Costs
Organizational costs consist of primarily legal, incorporation and accounting fees incurred in connection with the organization of the Fund. Offering costs consist primarily of legal, printing and other fees and expenses incurred in connection with the offering of Common Shares and the preparation and filing of registration statements and offering materials. Offering costs are deferred and amortized on a straight-line basis over 12 months.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
For the three and nine months ended September 30, 2026, the Adviser incurred $84 of organizational and offering costs on behalf of the Fund. For the three and nine months ended September 30, 2026, $76 of offering costs was amortized and recognized as expense, which is included in general and administrative expenses on the consolidated statements of operations. As of September 30, 2026, the Fund had $8 of deferred offering costs included in other assets on the consolidated statements of assets and liabilities.
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
As of September 30, 2026 and December 31, 2025, the Fund had $1,594 and $1,510, respectively as "Due to Adviser" on the consolidated statements of assets and liabilities for the portion of organizational and offering costs not yet reimbursed.
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
Although the fair values of foreign portfolio company investments and the fluctuation in such fair values are translated into U.S. dollars using the applicable foreign exchange rates described above, the Fund does not isolate the portion of the change in fair value resulting from foreign currency exchange rate fluctuations from the change in fair value of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on the Fund’s consolidated statements of operations.
Investments denominated in foreign currencies and foreign currency transactions may involve certain consideration and risks not typically associated with those of domestic origin, including unanticipated movements in the value of the foreign currency relative to the U.S. dollar.
Derivative Instruments
The Fund has entered and may continue to enter into foreign currency forward contracts to reduce the Fund’s exposure to foreign currency exchange rate fluctuations. In a foreign currency forward contract, the Fund agrees to receive or deliver a fixed quantity of one currency for another, at a pre-determined price at a future date. Foreign currency forward contracts are marked-to-market based on the difference between the forward rate and the exchange rate at the current period end. Unrealized gain (loss) on foreign currency forward contracts is recorded on the Fund’s consolidated statements of assets and liabilities by counterparty on a net basis.
The Fund does not utilize hedge accounting, and as such, values its foreign currency forward contracts at fair value with the change in unrealized gain or loss recorded in net change in unrealized gain (loss) on foreign currency forward contracts and the realized gain or loss recorded in net realized gain (loss) on foreign currency forward contracts on the Fund’s consolidated statements of operations.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Income Taxes
The Fund elected to be treated, and intends to qualify annually, as a RIC under Subchapter M of the Code. As long as the Fund maintains its status as a RIC and makes the requisite distributions to shareholders, it generally will not be subject to U.S. federal corporate-level income taxes on any net ordinary income or capital gains that it timely distributes to shareholders as dividends.
To maintain its qualification as a RIC under Subchapter M of the Code, the Fund must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Fund must distribute to its shareholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess of its realized net short-term capital gains over its realized net long-term capital losses. In order for the Fund not to be subject to U.S. federal excise taxes, it must distribute annually an amount at least equal to the sum of (i) 98% of its net ordinary income (taking into account certain deferrals and elections) for the calendar year, (ii) 98.2% of the amount by which the Fund's capital gain exceeds the Fund's capital loss (adjusted for certain ordinary losses) for the one-year period ending October 31 in that calendar year and (iii) certain undistributed amounts from previous years on which the Fund paid no U.S. federal income tax. The Fund, at its discretion, may carry forward taxable income in excess of calendar year dividends and pay U.S. federal income tax and a 4% nondeductible U.S. federal excise tax on this income. For the three and nine months ended September 30, 2026 the Fund recorded no net expense on the consolidated statements of operations for U.S. federal excise tax. As of both September 30, 2026 and December 31, 2025, the Fund recorded no accrual for U.S. federal excise taxes included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
The Fund’s consolidated Taxable Subsidiary may be subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2026 the Fund recorded no net tax expenses on the consolidated statements of operations for this subsidiary. As of both September 30, 2026 and December 31, 2025, there were no payables for corporate-level income taxes.
The Fund accounts for income taxes in conformity with ASC Topic 740 – Income Taxes (“ASC Topic 740”). ASC Topic 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. ASC Topic 740 requires the evaluation of tax positions taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax benefits of positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. It is the Fund’s policy to recognize accrued interest and penalties related to uncertain tax benefits in income tax expense. The Fund did not take any material uncertain income tax positions through September 30, 2026. The Fund’s federal income tax returns are subject to examination by the Internal Revenue Service ("IRS") for a period of three fiscal years after they are filed. State and local tax returns may be subject to examination for an additional fiscal year depending on the jurisdiction.
Subsequent Events
The Fund has evaluated the need for disclosures and/or adjustments resulting from subsequent events through the date the interim consolidated financial statements were issued. There have been no subsequent events that occurred during such period that would require disclosure in this Form 10-Q or would be required to be recognized in the interim consolidated financial statements as of, and for the quarter ended, September 30, 2026, except as disclosed in Note 13.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. The Fund is currently evaluating the impact of adopting ASU 2024-03; however, the Fund does not expect a material impact on its consolidated financial statements.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies within the scope of ASC Topic 946 to incorporate contractual sale restrictions into the fair value measurement of equity securities and disclose the related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. The Fund is currently evaluating the impact of adopting ASU 2026-03; however, the Fund does not expect a material impact on its consolidated financial statements.
Note 3. Investments
The following tables show the composition of the Fund’s investment portfolio, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2026		December 31, 2025
Amortized Cost:
Senior secured loans	$196,066	94.4%	$179,747	94.9%
Equity investments	11,650	5.6	9,681	5.1
Total	$207,716	100.0%	$189,428	100.0%

	September 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$196,537	92.9%	$180,094	94.3%
Equity investments	14,930	7.1	10,939	5.7
Total	$211,467	100.0%	$191,033	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Fund’s investment portfolio by geographic region, at amortized cost and fair value (with corresponding percentage of total portfolio investments). The geographic composition is determined by the location of the corporate headquarters of the portfolio company, which may not be indicative of the primary source of the portfolio company’s business:

	September 30, 2026		December 31, 2025
Amortized Cost:
United States:
Midwest	$32,277	15.5%	$23,330	12.3%
Northeast	61,318	29.5	67,225	35.5
Southeast	55,595	26.8	47,036	24.8
Southwest	7,975	3.9	5,986	3.2
West	45,053	21.7	41,923	22.1
International	5,498	2.6	3,928	2.1
Total	$207,716	100.0%	$189,428	100.0%

	September 30, 2026		December 31, 2025
Fair Value:
United States:
Midwest	$33,836	16.0%	$23,560	12.3%
Northeast	61,283	29.0	67,371	35.3
Southeast	57,538	27.2	48,317	25.3
Southwest	7,977	3.8	5,990	3.1
West	45,130	21.3	41,831	21.9
International	5,703	2.7	3,964	2.1
Total	$211,467	100.0%	$191,033	100.0%

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables show the composition of the Fund’s investment portfolio by industry, at amortized cost and fair value (with corresponding percentage of total portfolio investments):

	September 30, 2026		December 31, 2025
Amortized Cost:
Automotive	$8,320	4.0%	$7,471	3.9%
Banking	—	—	1,623	0.9
Chemicals, Plastics & Rubber	6,903	3.3	6,931	3.7
Construction & Building	5,255	2.6	—	—
Consumer Goods: Durable	8,375	4.0	4,906	2.6
Consumer Goods: Non-Durable	10,573	5.1	9,935	5.2
Containers, Packaging & Glass	3,936	1.9	—	—
Environmental Industries	2,872	1.4	5,124	2.7
FIRE: Finance	9,174	4.4	7,419	3.9
Healthcare & Pharmaceuticals	34,531	16.6	30,284	16.0
High Tech Industries	38,899	18.7	32,955	17.4
Media: Advertising, Printing & Publishing	8,862	4.3	8,850	4.7
Retail	1,266	0.6	1,266	0.6
Services: Business	44,798	21.6	45,489	24.1
Services: Consumer	9,213	4.4	9,988	5.3
Telecommunications	—	—	5,002	2.6
Transportation: Cargo	14,739	7.1	12,185	6.4
Total	$207,716	100.0%	$189,428	100.0%

	September 30, 2026		December 31, 2025
Fair Value:
Automotive	$8,334	3.9%	$7,474	3.9%
Banking	—	—	1,620	0.8
Chemicals, Plastics & Rubber	6,961	3.3	6,930	3.6
Construction & Building	5,200	2.5	—	—
Consumer Goods: Durable	9,840	4.7	5,082	2.7
Consumer Goods: Non-Durable	10,503	5.0	9,914	5.2
Containers, Packaging & Glass	3,980	1.9	—	—
Environmental Industries	2,678	1.3	5,032	2.6
FIRE: Finance	9,379	4.4	7,456	3.9
Healthcare & Pharmaceuticals	34,638	16.4	30,320	15.9
High Tech Industries	38,726	18.3	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.2	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	45,158	21.3	45,812	24.0
Services: Consumer	9,312	4.4	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	16,554	7.8	13,112	6.8
Total	$211,467	100.0%	$191,033	100.0%

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
The accompanying consolidated schedules of investments held by the Fund consist primarily of private debt instruments (“Level 3 debt”). The Valuation Designee generally uses the income approach to determine fair value for Level 3 debt where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may include probability weighting of alternative outcomes. The Valuation Designee generally considers the Fund’s Level 3 debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing Level 3 debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a Level 3 debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the Level 3 debt instrument.
Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of the Fund's debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent comparable transactions, public-market equivalents, credit indices, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This includes calibration analysis from the initial closing of the investment and a reassessment of the inputs to the valuation model as market conditions and individual portfolio company performance change. The Fund's active portfolio monitoring process assists in identifying any material changes in underlying portfolio company financial performance that may not yet be readily apparent through the financial performance reporting by the portfolio company, as those results may be received from the portfolio company on a lag from the fair value measurement date.
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
As of September 30, 2026, the Valuation Designee determined, in good faith, the fair value of the Fund’s portfolio investments in accordance with GAAP and the Fund’s valuation procedures based on the facts and circumstances known by the Fund and the Valuation Designee at that time, or reasonably expected to be known at that time.
Foreign Currency Forward Contracts
The valuation for the Fund’s foreign currency forward contracts is based on the difference between the exchange rate associated with the forward contract and the exchange rate at the current period end. Foreign currency forward contracts are categorized as Level 2 in the fair value hierarchy.
Fair Value Disclosures
The following tables present fair value measurements of investments and foreign currency forward contracts, by major class according to the fair value hierarchy as of September 30, 2026 and December 31, 2025:

	Fair Value Measurements
September 30, 2026	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$196,537	$196,537
Equity investments	—	—	14,930	14,930
Total investments, at fair value	$—	$—	$211,467	$211,467
Foreign currency forward contracts asset (liability)	$—	$(438)	$—	$(438)

	Fair Value Measurements
December 31, 2025	Level 1	Level 2	Level 3	Total
Investments, at fair value:
Senior secured loans	$—	$—	$180,094	$180,094
Equity investments	—	—	10,939	10,939
Total investments, at fair value	$—	$—	$191,033	$191,033
Foreign currency forward contracts asset (liability)	$—	$(343)	$—	$(343)
Senior secured loans are collateralized by tangible and intangible assets of the borrowers. These investments include loans to entities that have some level of challenge in obtaining financing from other, more conventional institutions, such as a bank. Interest rates on these loans are either fixed or floating and are based on current market conditions and credit ratings of the borrower. The contractual interest rates on the loans in the Fund's investment portfolio ranged from 7.54% to 11.17% at September 30, 2026 and 7.48% to 10.94% at December 31, 2025. The maturity dates on the loans outstanding at September 30, 2026 range between November 2026 and January 2033.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following tables provide a reconciliation of the beginning and ending balances for investments at fair value that use Level 3 inputs for the three and nine months ended September 30, 2026:

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of June 30, 2026	$203,323	$13,768	$217,091
Net realized gain (loss) on investments	—	—	—
Net change in unrealized gain (loss) on investments	1	1,162	1,163
Purchases of investments and other adjustments to cost (1)	5,843	—	5,843
Proceeds from principal payments and sales of investments (2)	(12,630)	—	(12,630)
Balance as of September 30, 2026	$196,537	$14,930	$211,467

	Investments
	Senior secured loans	Equity investments	Total investments
Balance as of December 31, 2025	$180,094	$10,939	$191,033
Net realized gain (loss) on investments	—	—	—
Net change in unrealized gain (loss) on investments	124	2,023	2,147
Purchases of investments and other adjustments to cost (1)	49,443	1,968	51,411
Proceeds from principal payments and sales of investments (2)	(33,124)	—	(33,124)
Balance as of September 30, 2026	$196,537	$14,930	$211,467
_________________________________________
(1)Includes purchases of new investments, effects of refinancing and restructurings, premium and discount accretion and amortization, and PIK interest capitalized.
(2)Represents net proceeds from investments sold and principal paydowns received.
The total net change in unrealized gain (loss) on investments included on the consolidated statements of operations for the three and nine months ended September 30, 2026, attributable to Level 3 investments still held at September 30, 2026, was $1,164 and $2,222, respectively. Reclassifications impacting Level 3 of the fair value hierarchy are reported as transfers in or out of Level 3 as of the beginning of the period in which the reclassifications occur. There were no transfers among Levels 1, 2 and 3 during the three and nine months ended September 30, 2026.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The following table presents quantitative information about the valuation techniques and significant unobservable inputs of the Fund's Level 3 investments as of September 30, 2026:

	Fair Value	Valuation Technique	Unobservable Input	Weighted Average Mean (1)	Range
					Minimum	Maximum
Assets:
Senior secured loans	$98,507	Discounted cash flow	EBITDA multiples	12.3x	6.0x	26.8x
			Market yields	10.4%	7.5%	15.8%
Senior secured loans	92,737	Discounted cash flow	Revenue multiples	6.7x	4.5x	15.0x
			Market yields	10.1%	9.4%	11.2%
Senior secured loans	5,293	Enterprise value	EBITDA multiples	10.1x	10.1x	10.1x
Equity investments	12,003	Enterprise value	EBITDA multiples	10.6x	7.8x	15.3x
Equity investments	2,927	Enterprise value	Revenue multiples	6.5x	4.5x	8.8x
Total Level 3 Assets	$211,467
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
Changes to the unobservable inputs utilized by the Valuation Designee in the determination of fair value of Level 3 investments could result in a significantly different fair value. The significant unobservable input used in the income approach of fair value measurement of the Fund’s investments is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which includes both future principal and interest payments. Increases (decreases) in the discount rate would result in a decrease (increase) in the fair value estimate of the investment. Included in the consideration and selection of discount rates are the following factors: risk of default, rating of the investment and comparable investments, and call provisions.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Fair value is estimated by discounting remaining payments using applicable market rates or market quotes for similar instruments at the measurement date, if applicable. The following table presents the carrying values and fair values of the Fund's debt as of September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
	Carrying Value(1)	Fair Value	Carrying Value(1)	Fair Value
DB Credit Facility	$105,323	$105,323	$97,068	$97,068
Total Debt	$105,323	$105,323	$97,068	$97,068
_____________________________________________
(1)Represents the principal amount outstanding, less unamortized debt issuance costs.
The below table presents fair value measurements of the Fund’s debt obligations according to the fair value hierarchy:

	September 30, 2026	December 31, 2025
Level 1	$—	$—
Level 2	—	—
Level 3	105,323	97,068
Total Debt	$105,323	$97,068
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
Base management fees for the three and nine months ended September 30, 2026 were $696 and $1,999, respectively, of which MC Advisors elected to voluntarily waive $167 and $480, resulting in net fees of $529 and $1,519, respectively.
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
Under the Advisory Agreement, the Fund is required to pay MC Advisors an incentive fee quarterly in arrears with respect to Pre-Incentive Fee Net Investment Income Returns (part one incentive fees) in each calendar quarter as follows:
•no incentive fee based on Pre-Incentive Fee Net Investment Income Returns in any calendar quarter in which the Fund’s Pre-Incentive Fee Net Investment Income Returns do not exceed the hurdle rate of 1.50% (6.0% annually);
•100% of the dollar amount of the Fund's Pre-Incentive Fee Net Investment Income Returns with respect to that portion of such Pre-Incentive Fee Net Investment Income Returns, if any, that exceeds the hurdle rate but is less than or equal to a rate of return of 1.7143% in any calendar quarter. The Fund refers to this portion of the Fund Pre-Incentive Fee Net Investment Income Returns (which exceeds the hurdle rate but is less than or equal to 1.7143%) as the “catch-up.” The “catch-up” is meant to provide MC Advisors with approximately 12.5% of our Pre-Incentive Fee Net Investment Income Returns as if a hurdle rate did not apply if this net investment income exceeds 1.7143% in any calendar quarter; and

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
•12.5% of the dollar amount of the Fund’s Pre-Incentive Fee Net Investment Income Returns, if any, that exceed a rate of return of 1.7143% in any calendar quarter. This reflects that once the hurdle rate is reached and the catch-up is achieved, 12.5% of all Pre-Incentive Fee Net Investment Income Returns thereafter are allocated to MC Advisors.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
The composition of the Fund’s incentive fees for the three and nine months ended September 30, 2026 was as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Part one incentive fees (1)	$162	$756
Part two incentive fees (2)	144	255
Total incentive fees	$306	$1,011
Incentive fee waivers (3)	(162)	(756)
Total incentive fees, net of incentive fee waivers	$144	$255
_________________________________________
(1)Based on pre-incentive fee net investment income.
(2)Based upon net realized and unrealized gains and losses, or capital gains and losses. The Fund accrues, but does not pay, a capital gains incentive fee in connection with any unrealized capital appreciation, as appropriate. If, on a cumulative basis, the sum of net realized gain (loss) plus net unrealized gain (loss) decreases during a period, the Fund will reverse any excess capital gains incentive fee previously accrued such that the amount of capital gains incentive fee accrued is no more than 12.5% of the sum of net realized gain (loss) plus net unrealized gain (loss). For the three and nine months ended September 30, 2026, the Fund accrued capital gains incentive fees of $144 and $255, respectively, based on the unrealized appreciation of portfolio investments, none of which was payable to MC Advisors under the Advisory Agreement.
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
For the three and nine months ended September 30, 2026 the Fund incurred $726 and $1,858, respectively, in administrative expenses (included within professional fees, administrative service fees, and general and administrative expenses on the consolidated statements of operations) under the Administration Agreement, of which $218 and $758, respectively, were related to MC Management overhead and salary allocations and paid directly to MC Management to the extent not covered by the Expense Support Agreement (as defined below). As of September 30, 2026 and December 31, 2025, $979 and $226, respectively, of expenses were due to MC Management under this agreement and are included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.

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
The Fund’s obligation to make a Reimbursement Payment shall automatically become a liability of the Fund on the last business day of the applicable calendar month, except to the extent MC Advisors has waived its right to receive such payment for the applicable month. For the three and nine months ended September 30, 2026, the Fund recorded $481 and $1,148 in expense support on the consolidated statements of operations, respectively, which is subject to reimbursement in accordance with the Expense Support Agreement. As of September 30, 2026 and December 31, 2025, $718 and $53, respectively, of operating expense payment reimbursements were due to MC Advisors under the Expense Support Agreement and were included in accounts payable and accrued expenses on the consolidated statements of assets and liabilities.
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

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Trustees' Fees: As of September 30, 2026 and December 31, 2025, the Fund had accounts payable to members of the Board of $25 and zero, respectively, representing accrued and unpaid fees for their services.
Purchases from Affiliates: On November 12, 2025, prior to the BDC Election Date, the Fund acquired an initial portfolio of investments from affiliates managed by MC Management for a total fair value of $159,226. The portfolio consisted of investments in 28 portfolio companies and included 28 senior secured loans and eight equity securities, that MC Management believed were consistent with the Fund’s investment objective and provided the Fund with a sound foundation for its business. The members of the Fund’s Board who are not “interested persons,” as that term is defined in Section 2(a)(19) of the 1940 Act of the Fund were apprised of the terms of the transaction and, based on information from MC Management regarding potential conflicts of interest in the trade and representations from MC Management that such terms were fair, appropriate, and in the best interest of each participating party, approved the transactions. In connection with such approval, MC Management informed the non-interested trustees that the prices for the acquired assets reflected the market price that would be obtained by or from a third party and, in MC Management’s judgment, represented a reasonable price for such assets that would be paid in an arm’s length transaction.
Note 6. Borrowings
In accordance with the 1940 Act, the Fund is permitted to borrow amounts such that its asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. On October 10, 2025, the Fund’s sole initial shareholder approved a proposal that allows the Fund to reduce its asset coverage ratio applicable to senior securities from 200% to 150%. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage ratio based on aggregate borrowings outstanding was 203% and 202%, respectively.
The Fund’s outstanding debt as of September 30, 2026 and December 31, 2025, was as follows:

	September 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$107,200	$105,323	$1,877
Total	$200,000	$107,200	$105,323	$1,877
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of September 30, 2026, the Fund had unused borrowing base availability under the DB Credit Facility of $3,532.
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
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of September 30, 2026 and December 31, 2025, the outstanding borrowings of $107,200 and $99,400 were accruing at a weighted average interest rate of 5.48% and 5.61%, respectively.
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
As of September 30, 2026, the Fund and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Components of Interest Expense
The components of the Fund's interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) for the three and nine months ended September 30, 2026 were as follows:

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Interest expense - DB Credit Facility	$1,667	$5,037
Amortization of debt issuance costs	152	455
Total interest and other debt financing expenses	$1,819	$5,492
Average debt outstanding	$107,759	$110,842
Average stated interest rate (1)	6.1%	6.1%
_________________________________________
(1)Average stated interest rate includes the impact of unused commitment fees and other fees.
Note 7. Derivative Instruments
The Fund enters into foreign currency forward contracts from time to time to help mitigate the impact that an adverse change in foreign exchange rates would have on future principal and interest cash flows from the Fund’s investments denominated in foreign currencies. As of both September 30, 2026 and December 31, 2025, the counterparty to these foreign currency forward contracts was Bannockburn Global Forex, LLC. Net unrealized gain or loss on foreign currency forward contracts are included in net change in unrealized gain (loss) on foreign currency forward contracts and net realized gain or loss on forward currency forward contracts are included in net realized gain (loss) on foreign currency forward contracts on the accompanying consolidated statements of operations.
Certain information related to the Fund’s foreign currency forward contracts is presented below as of September 30, 2026 and December 31, 2025.

	September 30, 2026
Description	Notional Amount to be Sold		Settlement Date	Gross Amount of Unrealized Gain	Gross Amount of Unrealized Loss	Balance Sheet location of Net Amounts
Foreign currency forward contract	AUD	53	10/6/2026	$—	$(2)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	1/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	4/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	49	7/2/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	10/5/2027	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	50	1/5/2028	—	(3)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	51	4/5/2028	—	(4)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	AUD	6,050	7/5/2028	—	(462)	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	48	10/5/2026	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	1/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	54	4/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/6/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/5/2027	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	1/4/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	4/4/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	55	7/5/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	56	10/3/2028	1	—	Net unrealized loss on foreign currency forward contracts
Foreign currency forward contract	CAD	2,496	1/3/2029	36	—	Net unrealized loss on foreign currency forward contracts
				$45	$(483)

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
For the three and nine months ended September 30, 2026, the Fund recognized net change in unrealized gain (loss) on foreign currency forward contracts of ($11) and ($95), respectively. For both the three and nine months ended September 30, 2026 the Fund recognized net realized gain (loss) on foreign currency forward contracts of ($2) and ($5), respectively.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 8. Distributions
The Board expects to declare monthly regular distributions for each class of Common Shares outstanding. The Fund’s distributions to shareholders are recorded on the applicable record date. The following table summarizes the distributions declared by the Board with respect to the Fund's Class I shares during the nine months ended September 30, 2026:

Date Declared	Record Date	Payment Date	Dividend Type	Amount Per Share	Distribution Declared
Nine months ended September 30, 2026
January 22, 2026	January 30, 2026	February 24, 2026	Regular	$0.200	$790
February 20, 2026	February 27, 2026	March 24, 2026	Regular	0.180	718
March 20, 2026	March 31, 2026	April 22, 2026	Regular	0.200	804
April 22, 2026	April 30, 2026	May 22, 2026	Regular	0.200	809
May 20, 2026	May 29, 2026	June 24, 2026	Regular	0.200	811
June 22, 2026	June 30, 2026	July 22, 2026	Regular	0.200	815
July 20, 2026	July 31, 2026	August 24, 2026	Regular	0.187	770
August 20, 2026	August 31, 2026	September 23, 2026	Regular	0.187	778
September 21, 2026	September 30, 2026	October 22, 2026	Regular	0.187	787
Total distributions declared				$1.741	$7,082

The Fund has adopted a DRIP whereby shareholders (other than those located in specific states or who are clients of selected participating brokers) will have their cash distributions (net of applicable withholding tax) automatically reinvested in additional shares of the same class of Common Shares to which the distribution relates unless they elect to receive their distributions in cash. The purchase price for shares issued under our distribution reinvestment plan will be equal to the most recent NAV per share for such shares at the time the distribution is payable. Shareholders will not pay transaction related charges when purchasing shares under the DRIP, but all outstanding Class S shares and Class D shares, including those issued under the DRIP, will be subject to the ongoing servicing fees. As of both September 30, 2026 and December 31, 2025, the Fund had not sold any Class S or Class D shares.
The following table summarizes the Fund’s distributions reinvested with respect to the Fund's Class I shares during the nine months ended September 30, 2026:

Payment Date	NAV Per Share	DRIP Shares Issued	DRIP Shares Value
Nine months ended September 30, 2026
March 24, 2026	$25.69	4	$0	*
April 22, 2026	$25.74	42	1
May 22, 2026	$25.76	62	2
June 24, 2026	$25.65	76	2
July 22, 2026	$25.85	177	5
August 24, 2026	$26.04	317	8
September 23, 2026	$26.20	427	11
Total distributions reinvested		1,105	$29
___________________________________________________
*Represents an amount less than $1.

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
The following table summarizes the issuance of Class I shares in the Fund's Public Offering during the nine months ended September 30, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2026
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
April 1, 2026	$25.74	23,893	615
May 1, 2026	$25.76	10,679	275
June 1, 2026	$25.65	23,061	591
July 1, 2026	$25.85	39,605	1,024
August 3, 2026	$26.04	43,824	1,141
September 1, 2026	$26.20	45,715	1,198
Total		257,441	$6,658
As of September 30, 2026 and December 31, 2025, the Fund had not sold any Class S or Class D shares.
Share Repurchase Program
At the discretion of the Board and subject to available liquidity, beginning no later than the quarter ending December 31, 2027, the Fund intends to commence a share repurchase program in which the Fund intends to offer to repurchase up to 5% of the Fund's Common Shares outstanding (by number of shares) in each quarter. The Board may amend, suspend or terminate the share repurchase program at any time if it deems such action to be in the Fund's best interest and the best interest of the Fund's common shareholders. As a result, share repurchases may not be available each quarter. The Fund will conduct any such repurchase offers in accordance with the requirements of Rule 13e-4 promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the 1940 Act, with the terms of such tender offer published in a tender offer statement to be sent to all shareholders and filed on Schedule TO. All shares purchased by the Fund pursuant to the terms of each tender offer will thereafter be authorized and unissued shares.
Under the Fund's share repurchase program, to the extent the Fund offers to repurchase shares in any particular quarter, the Fund expects to repurchase shares pursuant to tender offers using a purchase price equal to the NAV per share as of the last calendar day of the applicable month designated by the Board, except that the Fund deducts 2.00% from such NAV for shares that have not been outstanding for at least one year (the "Early Repurchase Deduction"). The Early Repurchase Deduction will not apply to shares acquired through the Fund's DRIP and may be waived by the Fund in certain instances.
During the three and nine months ended September 30, 2026, the Fund did not repurchase any Common Shares.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 10. Commitments and Contingencies
Commitments: As of September 30, 2026 and December 31, 2025, the Fund had $46,990 and $38,551, respectively, in outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements. Management believes that the Fund’s available cash balances and/or ability to draw on its existing credit facility or raise additional leverage facilities provide sufficient funds to cover its unfunded commitments as of September 30, 2026.
The table below presents outstanding commitments to fund investments in current portfolio companies as of September 30, 2026 and December 31, 2025:

Portfolio Company	September 30, 2026	December 31, 2025
Asset Reliability Bidco, Inc. (Delayed Draw)	$—	$1,190
Asset Reliability Bidco, Inc. (Revolver)	476	476
Bastille Buyer, Inc. (Delayed Draw)	1,818	—
Bastille Buyer, Inc. (Revolver)	455	—
BCTO Bobsled Purchaser, Inc. (Delayed Draw)	1,667	—
BCTO Bobsled Purchaser, Inc. (Revolver)	500	—
Cdata Software, Inc. (Delayed Draw)	220	439
Cdata Software, Inc. (Delayed Draw)	—	373
Cdata Software, Inc. (Revolver)	527	527
Cohere Beauty, Phoenix LLC (Revolver)	1,066	1,599
Cosmos Bidco, Inc. (Delayed Draw)	392	392
Cosmos Bidco, Inc. (Revolver)	180	410
DataOnline Corp. (Revolver)	—	73
EMCO Holdco LLC (Delayed Draw)	1,369	1,369
EMCO Holdco LLC (Revolver)	1,790	1,790
Engineered Metal Solutions, Inc. (Revolver)	543	610
Epika Fleet Services, Inc. (Delayed Draw)	—	1,837
Epika Fleet Services, Inc. (Revolver)	2,645	2,645
ESO Solutions, Inc. (Revolver)	213	—
EverView AcquisitionCo, Inc. (Delayed Draw)	2,750	2,750
EverView AcquisitionCo, Inc. (Revolver)	2,063	2,063
Excel Testing and Engineering Holdings LLC (Delayed Draw)	1,900	2,500
Excel Testing and Engineering Holdings LLC (Revolver)	278	500
FR Panther Intermediate, LLC (Equity Commitment)	304	—
FR Panther Intermediate, LLC (Delayed Draw)	1,084	—
FR Panther Intermediate, LLC (Revolver)	389	—
GC Champion Acquisition LLC (Delayed Draw)	—	562
Kar Wash Holdings, LLC (Delayed Draw)	606	—
Kar Wash Holdings, LLC (Revolver)	135	—
Lifted Trucks Holdings, LLC (Revolver)	232	305
Milrose Consultants, LLC (Revolver)	—	75
Niteo Products, LLC (Revolver)	812	974
Pacvue Intermediate LLC (Revolver)	152	152
Pathlock, Inc. (Delayed Draw)	—	130

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)

Portfolio Company	September 30, 2026	December 31, 2025
Pathlock, Inc. (Delayed Draw)	—	261
Pathlock, Inc. (Revolver)	26	26
Phia Purchaser, LLC (Delayed Draw)	1,276	1,276
Phia Purchaser, LLC (Revolver)	765	765
Project Tahoe Acquisition Corporation (Revolver)	1,167	—
Protecht Group Holdings Pty Ltd (Delayed Draw)	—	1,001
Protecht Group Holdings Pty Ltd (Delayed Draw)	100	440
Protecht Group Holdings Pty Ltd (Delayed Draw)	79	—
Protecht Group Holdings Pty Ltd (Revolver)	125	200
Protecht Group Holdings Pty Ltd (Revolver)	300	300
Pursuit Buyer, LLC (Delayed Draw)	179	—
Pursuit Buyer, LLC (Delayed Draw)	2,000	—
Pursuit Buyer, LLC (Revolver)	1,500	—
Rampart Exterior Services Buyer, Inc. (Revolver)	—	589
RD Last Mile Holdings, LLC (Revolver)	554	554
Securly, Inc. (Revolver)	—	615
SingleStore, Inc. (Delayed Draw)	452	1,268
SingleStore, Inc. (Revolver)	1,294	1,294
StarCompliance MidCo, LLC (Revolver)	—	275
TigerConnect, Inc. (Revolver)	1,532	1,532
Vanterra Holdings, LLC (Delayed Draw)	3,000	—
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Delayed Draw)	1,250	1,563
Veritas Buyer, LLC and DecisionHR Holdings, Inc. (Revolver)	781	781
Vhagar Purchaser, LLC (Delayed Draw)	493	493
Vhagar Purchaser, LLC (Revolver)	197	197
Volt Bidco, Inc. (Revolver)	—	338
Volt Bidco, Inc. (Delayed Draw)	249	—
Volt Bidco, Inc. (Delayed Draw)	3,750	—
Volt Bidco, Inc. (Revolver)	313	—
ZI Intermediate II, Inc. (Revolver)	1,042	1,042
Total Unfunded Portfolio Company Commitments	$46,990	$38,551
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
Note 11. Financial Highlights
The following are financial highlights of the Fund for Class I shares for the nine months ended September 30, 2026:

September 30, 2026
Per share data:
Net asset value at beginning of period	$25.66
Net investment income (1)	1.71
Net realized and unrealized gain (loss) (1)	0.50
Net increase (decrease) in net assets resulting from operations (1)	2.21
Shareholder distributions declared (2)	(1.74)
Net asset value at end of period	$26.13
Total net return (3)	8.91%
Ratio/Supplemental data:
Net assets at end of period	$109,913
Shares outstanding at end of period	4,207,034
Portfolio turnover rate (4)	15.94%
Ratio of total investment income to average net assets (5)	19.09%
Ratio of expenses to average net assets with waivers and expense support (5)	10.17%
Ratio of expenses to average net assets without waivers and expense support (5)	12.69%
Ratio of net investment income to average net assets with waivers and expense support (5)	8.92%
Ratio of net investment income to average net assets without waivers and expense support (5)	6.40%
_________________________________________
(1)The per share data was derived by using the weighted average shares outstanding during the nine months ended September 30, 2026.
(2)The per share data for distributions reflects the actual amount of distributions declared from net investment income during the nine months ended September 30, 2026. Management monitors available taxable earnings, including net investment income and realized capital gains, to determine if a tax return of capital may occur for the year. To the extent the Fund’s taxable earnings fall below the total amount of the Fund’s distributions for that fiscal year, a portion of those distributions may be deemed a tax return of capital to the Fund’s shareholders. The tax character of distributions will be determined at the end of the fiscal year.
(3)Total net return is calculated as the change in NAV per share during the period, plus distributions per share (assuming distributions are reinvested) divided by the beginning NAV per share. The Fund's performance changes over time and currently may be different than that shown. Past performance is no guarantee of future results. Return calculation is not annualized.
(4)Ratio is not annualized.
(5)Ratios are annualized. Incentive fees and organizational and offering costs included within the ratios are not annualized.

MONROE CAPITAL ENHANCED CORPORATE LENDING FUND
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
(in thousands, except share and per share data)
Note 12. Segment Reporting
The Fund operates through a single operating and reporting segment with an investment objective to generate both current income and capital appreciation through debt and equity investments. The CODM is comprised of the Fund’s Chief Executive Officer and Chief Financial Officer. The CODM assesses the performance and makes operating decisions of the Fund on a consolidated basis primarily based on the Fund’s net increase (decrease) in net assets resulting from operations (“net income”) and net investment income. In addition to numerous other factors and metrics, the CODM utilizes net income and net investment income as the key metrics in determining the amount of dividends to be distributed to the Fund’s shareholders. As the Fund’s operations comprise of a single reporting segment, the segment assets are reflected on the accompanying consolidated statements of assets and liabilities as “total assets” and the significant segment expenses are listed on the accompanying consolidated statements of operations.
Note 13. Subsequent Events
The Fund has evaluated subsequent events through November 9, 2026, the date on which the consolidated financial statements were issued.
Public Offering: On October 1, 2026, the Fund sold 27,913 Class I shares in the Public Offering for aggregate consideration of $729. On November 2, 2026, the Fund received proceeds of $1,992 related to the issuance of additional Class I shares in the Public Offering to bring the total consideration the Fund received for stock issuances subsequent to September 30, 2026 to $2,721.
Closing of the Private Offering of Class S and Class D Common Shares and Concurrent Note Offering: As of November 2, 2026, the Fund issued and sold (1) 110 of its unregistered Class S shares and (2) 110 of its unregistered Class D shares, in each case at a per share price equal to the net asset value per share of the applicable class as of October 31, 2026, to be determined in accordance with the valuation policies and procedures of MC Advisors.
The offer and sale of the Class S shares and Class D shares were made pursuant to purchase agreements entered into by the Fund and each of 110 separate investors and were included with promissory notes each with a principal amount of $1 (each a “Note” and collectively the “Notes”). The Fund issued the Class S shares, the Class D shares, and the Notes on November 2, 2026 in private placement transactions (the “Private Offerings”) pursuant to certain exemptions under the Securities Act and the laws of the states and jurisdictions where any offering was made to investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. The Fund received approximately $152 in net proceeds from the Private Offerings.
The aggregate purchase price for each Note was $1 per Note, which amount is inclusive of the purchase price of one Class S share or Class D share, as applicable. The Fund will pay interest on the unpaid principal amount of the Notes at a rate of 12.0% per annum per Note, payable semi-annually in arrears. The Notes have a 30-year term. Some or all of the Notes may be prepaid by the Fund at any time, in whole or in part, at any time on or following the date on which the Fund has repurchased the Class S share or Class D share, as applicable, purchased by the holder of the Note in connection with the issuance of such Note, provided that (i) the Fund will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount and (ii) if the prepayment occurs prior to the 24-month anniversary of the original issue date of the Notes, the Fund will pay on the date of such prepayment a one-time premium equal to $100 (in whole dollars) per Note.
Distributions: On October 20, 2026, the Board declared a distribution of $0.187 per Class I share payable on or about November 24, 2026 to shareholders of record as of October 31, 2026.

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
We use words such as “anticipates,” “believes,” “expects,” “intends,” “seeks,” “plans,” “estimates,” “targets” and similar expressions to identify forward-looking statements. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason, including the factors set forth in “Part II-Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in “Risk Factors” in Part I, Item 1A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on March 9, 2026 and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
Overview
Monroe Capital Enhanced Corporate Lending Fund is an externally managed, non-diversified closed-end management investment company that has elected to be treated as a BDC under the 1940 Act. Formed as a Delaware statutory trust on March 3, 2025, we are externally managed by the Adviser, which is responsible for sourcing potential investments, conducting due diligence on prospective investments, analyzing investment opportunities, structuring investments and monitoring our portfolio on an ongoing basis. We commenced investment operations following the closing on the Seed Contribution and, prior to the BDC Election Date on November 20, 2025, conducted our investment activities and operations pursuant to an exclusion from the definition of “investment company” in the 1940 Act. Proceeds from the Seed Contribution were invested in accordance with the Fund’s investment objective. Prior to the BDC Election Date, MC Management served as our investment adviser, pursuant to the MC Management Advisory Agreement, and as our Administrator, pursuant to the Administration Agreement. Following the BDC Election Date, MC Advisors serves as our investment adviser pursuant to the Advisory Agreement, which we entered with MC Advisors on the BDC Election Date (at which time the MC Management Advisory Agreement was terminated). MC Management continues to serve as the Administrator following the BDC Election Date pursuant to the terms of the Administration Agreement. The term “Adviser” refers (i) to MC Management in its capacity as our investment adviser prior to the BDC Election Date and (ii) to MC Advisors in its capacity as our investment adviser following our entry into the Advisory Agreement on the BDC Election Date. Both MC Management and MC Advisors are registered as investment advisers with the SEC under the Advisers Act. We have also elected to be treated, and intend to qualify annually, as a RIC under the Code.

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
We invest primarily in: (i) senior secured loans, notes, and bonds; (ii) unitranche secured loans and securities (a combination of senior secured and junior secured debt in the same facility in which we syndicate a “first out” portion of the loan to an investor and retain a “last out” portion of the loan); (iii) syndicated loans; and (iv) equity in relation to financing independent sponsor transactions where we typically provide a combination of both senior debt and equity. The Fund may invest without limit in directly originated loans. To a lesser extent, we make investments in subordinated secured and unsecured loans, subordinated debt, which in some cases includes equity and/or preferred components and other types of credit instruments, made to or issued by U.S. lower middle market companies, or in more liquid credit investment opportunities, including in publicly traded debt instruments, for cash management purposes. We also invest in foreign instruments and illiquid and restricted securities. While most of our investments are in private U.S. companies (we generally have to invest at least 70% of our total assets in “qualifying assets,” including private U.S. companies), we also invest from time to time in non-U.S. companies. As of September 30, 2026, our portfolio included approximately 92.9% senior secured loans and 7.1% equity investments based on fair value. The companies in which we invest may be leveraged, often as a result of leveraged buyouts or other recapitalization transactions, and, in certain cases, will not be rated by national ratings agencies. If such companies were rated, we believe that they would typically receive a rating below investment grade (between BB and CCC under the Standard & Poor’s system) from the national rating agencies.
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

The following table summarizes the issuance of Class I shares in our Public Offering (in thousands except shares and per share data) during the nine months ended September 30, 2026:

Date	Price Per Share	Shares Issued	Proceeds
Nine months ended September 30, 2026
February 2, 2026	$25.65	41,462	$1,064
March 2, 2026	$25.69	29,202	750
April 1, 2026	$25.74	23,893	615
May 1, 2026	$25.76	10,679	275
June 1, 2026	$25.65	23,061	591
July 1, 2026	$25.85	39,605	1,024
August 3, 2026	$26.04	43,824	1,141
September 1, 2026	$26.20	45,715	1,198
Total		257,441	$6,658
We have adopted a dividend reinvestment plan ("DRIP") that provides for the reinvestment of dividends and other distributions on behalf of our holders of the Common Shares who do not elect to receive their dividends in cash. See "Financial Condition, Liquidity and Capital Resources - Distributions" below for more information regarding the DRIP.
As of September 30, 2026 the Fund had not sold any Class S or Class D shares.
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
Net gain (loss)
We recognize realized gains or losses on investments, foreign currency forward contracts, and foreign currency and other transactions based on the difference between the net proceeds from the disposition and the cost basis without regard to unrealized gains or losses previously recognized within net realized gain (loss) on the consolidated statements of operations. We record current period changes in fair value of investments, foreign currency forward contracts, foreign currency and other transactions within net change in unrealized gain (loss) on the consolidated statements of operations.
Portfolio and Investment Activity
During the three months ended September 30, 2026, we invested $2.0 million in one new portfolio company and we invested $3.8 million in 15 existing portfolio companies and had $12.6 million in aggregate amount of principal repayments, resulting in net decrease in investments of $6.8 million for the period.
During the nine months ended September 30, 2026, we invested $28.5 million in seven new portfolio companies and we invested $22.6 million in 44 existing portfolio companies and had $33.1 million in aggregate amount of principal repayments, resulting in a net increase in investments of $18.0 million for the period.

The following table shows portfolio yield by investment type:

	September 30, 2026		December 31, 2025
	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)	Weighted Average Annualized Contractual Coupon Yield (1)	Weighted Average Annualized Effective Yield (2)
Senior secured loans	9.5%	9.5%	9.6%	9.6%
Equity investments	9.4	9.4	9.3	9.3
Total	9.5%	9.5%	9.6%	9.6%
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
The following table shows the composition of our investment portfolio at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2026		December 31, 2025
Fair Value:
Senior secured loans	$196,537	92.9%	$180,094	94.3%
Equity investments	14,930	7.1	10,939	5.7
Total	$211,467	100.0%	$191,033	100.0%
Our portfolio composition at September 30, 2026 remained relatively consistent with our portfolio at December 31, 2025, with changes resulting primarily from investments in new and existing portfolio companies. As of September 30, 2026, our yields decreased slightly compared to December 31, 2025, primarily due to payoffs on higher-yielding investments.

The following table shows our portfolio composition by industry at fair value and as percentage of our total investments at fair value (in thousands):

	September 30, 2026		December 31, 2025
Fair Value:
Automotive	$8,334	3.9%	7,474	3.9%
Banking	—	—	1,620	0.8
Chemicals, Plastics & Rubber	6,961	3.3	6,930	3.6
Construction & Building	5,200	2.5	—	—
Consumer Goods: Durable	9,840	4.7	5,082	2.7
Consumer Goods: Non-Durable	10,503	5.0	9,914	5.2
Containers, Packaging & Glass	3,980	1.9	—	—
Environmental Industries	2,678	1.3	5,032	2.6
FIRE: Finance	9,379	4.4	7,456	3.9
Healthcare & Pharmaceuticals	34,638	16.4	30,320	15.9
High Tech Industries	38,726	18.3	33,003	17.3
Media: Advertising, Printing & Publishing	8,938	4.2	8,938	4.7
Retail	1,266	0.6	1,267	0.7
Services: Business	45,158	21.3	45,812	24.0
Services: Consumer	9,312	4.4	10,070	5.3
Telecommunications	—	—	5,003	2.6
Transportation: Cargo	16,554	7.8	13,112	6.8
Total	$211,467	100.0%	$191,033	100.0%
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

The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of September 30, 2026 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	211,467	100.0
3	—	—
4	—	—
5	—	—
Total	$211,467	100.0%
The following table shows the distribution of our investments on the 1 to 5 investment performance risk rating scale as of December 31, 2025 (in thousands):

Investment Performance Risk Rating	Investments at Fair Value	Percentage of Total Investments
1	$—	—%
2	191,033	100.0
3	—	—
4	—	—
5	—	—
Total	$191,033	100.0%
As of both September 30, 2026 and December 31, 2025, there were no borrowers with debt or preferred equity investments on non-accrual status.
Results of Operations
We commenced investment operations following the closing on capital in the Seed Contribution, which occurred on November 6, 2025. Since we commenced investment operations on November 6, 2025, we therefore have no corresponding prior periods with which to compare our operating results for the three and nine months ended September 30, 2026.
Operating results were as follows (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Total investment income	$5,069	$14,995
Total operating expenses, net of fee waivers and expense support	2,762	8,051
Net investment income before income taxes	2,307	6,944
Income taxes, including excise taxes	—	—
Net investment income	2,307	6,944
Net realized gain (loss) on foreign currency forward contracts	(2)	(5)
Net realized gain (loss)	(2)	(5)
Net change in unrealized gain (loss) on investments	1,163	2,147
Net change in unrealized gain (loss) on foreign currency forward contracts	(11)	(95)
Net change in unrealized gain (loss)	1,152	2,052
Net increase (decrease) in net assets resulting from operations	$3,457	$8,991

Net change in net assets resulting from operations can vary substantially from period to period due to various factors, including but not limited to the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.
Investment Income
The composition of our investment income was as follows (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Interest income	$4,892	$14,347
PIK interest income	—	130
Dividend income (1)	25	73
Other income	77	119
Prepayment gain (loss)	26	120
Accretion of discounts and amortization of premiums	49	206
Total investment income	$5,069	$14,995
_________________________________________
(1)During the three and nine months ended September 30, 2026, dividend income includes PIK dividends of $25 and $73, respectively.
PIK interest income represented zero and 0.9% of total investment income for the three and nine months ended September 30, 2026. PIK dividend income represented 0.5% of total investment income for both the three and nine months ended September 30, 2026.
Operating Expenses
The composition of our operating expenses was as follows (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Interest and other debt financing expenses	$1,819	$5,492
Base management fees, net of base management fee waiver (1)	529	1,519
Incentive fees, net of incentive fee waiver (2)	144	255
Professional fees	272	492
Administrative service fees	218	758
General and administrative expenses	236	608
Trustees' fees	25	75
Operating expenses before expense support, net of fee waivers	3,243	9,199
Expense support (3)	(481)	(1,148)
Total operating expenses, net of fee waivers and expense support	$2,762	$8,051
_________________________________________
(1)Base management fees for the three and nine months ended September 30, 2026 were $0.7 million and $2.0 million, respectively, of which MC Advisors waived $0.2 million and $0.5 million, respectively. Through December 31, 2026 (the "Advisory Fee Waiver Period"), MC Advisors has voluntarily agreed to waive a portion of the management fee such that during the Advisory Fee Waiver Period, the management fee rate will be 0.95% of the Fund's average total assets. There is no guarantee that MC Advisors will waive any additional base management fees in the future.

(2)Incentive fees for the three and nine months ended September 30, 2026 were $0.3 million and $1.0 million, respectively, comprised of income-based incentive fees (part one incentive fees) of $0.2 million and $0.7 million, respectively, and capital gains incentive fees (part two incentive fees) of $0.1 million and $0.3 million, respectively, of which MC Advisors waived part one incentive fees of $0.2 million and $0.7 million, respectively. During the Advisory Fee Waiver Period, MC Advisors has voluntarily agreed to waive all income-based incentive fees (part one incentive fees). There is no guarantee that MC Advisors will waive any additional incentive fees in the future. See Note 5 to our consolidated financial statements and “Capital Gains Incentive Fee” below for additional information.
(3)See Note 5 to our consolidated financial statements for the quarter ended September 30, 2026 for additional information regarding the Expense Support Agreement.
The composition of our interest and other debt financing expenses, average debt outstanding and average stated interest rate (i.e., the rate in effect plus spread) was as follows (in thousands):

	Three months ended September 30, 2026	Nine months ended September 30, 2026
Interest expense - DB Credit Facility	$1,667	$5,037
Amortization of debt issuance costs	152	455
Total interest and other debt financing expenses	$1,819	$5,492
Average debt outstanding	$107,759	$110,842
Average stated interest rate (1)	6.1%	6.1%
_________________________________________
(1)Average stated interest rate includes the impact of unused commitment fees and other fees.
Income Taxes, Including Excise Taxes
We have elected to be treated for federal income tax purposes, and intend to qualify annually, as a RIC under Subchapter M of the Code, and we operate in a manner so as to qualify for the U.S. federal income tax treatment available to RICs. To maintain qualification as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements and distribute to shareholders, for each taxable year, at least 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess, if any, of realized net short-term capital gains over realized net long-term capital losses.
Depending on the level of taxable income earned in a tax year, we may choose to carry forward such taxable income in excess of current year dividend distributions from such current year taxable income into the next year and pay U.S. federal income tax at corporate rates and a 4% excise tax on such income, as required. To the extent that we determine that our estimated current year annual taxable income may exceed estimated current year dividend distributions, we accrue excise tax, if any, on estimated excess taxable income as such taxable income is earned. For the three and nine months ended September 30, 2026, we recorded no net expense on the consolidated statements of operations for U.S. federal excise tax.
One of our consolidated subsidiaries is subject to U.S. federal and state corporate-level income taxes. For the three and nine months ended September 30, 2026, we recorded no net tax expense on the consolidated statements of operations for this subsidiary.
Net Realized Gain (Loss)
For the three and nine months ended September 30, 2026, we had no net realized gain (loss) on investments.
We have entered and may continue to enter into foreign currency forward contracts to reduce our exposure to foreign currency exchange rate fluctuations. During the three and nine months ended September 30, 2026, we had ($2) thousand and ($5) thousand of net realized gain (loss) on foreign currency forward contracts, respectively.

Net Change in Unrealized Gain (Loss)
For the three and nine months ended September 30, 2026, our investments had $1.2 million and $2.1 million of net change in unrealized gain (loss). The net change in unrealized gain includes both unrealized gain on investments in our portfolio with mark-to-market gains during the periods and unrealized loss on investments in our portfolio with mark-to-market losses during the periods.
For the three months ended September 30, 2026, our foreign currency forward contracts had $(11) thousand of net change in unrealized gain (loss). For the nine months ended September 30, 2026, our foreign currency forward contracts had $(0.1) million of net change in unrealized gain (loss).
Net Increase (Decrease) in Net Assets Resulting from Operations
For the three and nine months ended September 30, 2026, the net increase (decrease) in net assets resulting from operations was $3.5 million and $9.0 million, respectively, primarily as a result of net investment income and net mark-to-market gains on our investments. Based on our weighted average Common Shares outstanding during the three and nine months ended September 30, 2026, our per share net increase (decrease) in net assets resulting from operations was $0.83 and $2.21, respectively.
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
As a BDC, we are generally not permitted to issue and sell our Common Shares at a price below NAV per share. We may, however, sell our Common Shares, or warrants, options or rights to acquire our Common Shares, at a price below the then-current NAV per share of our Common Shares if our Board, including our independent trustees, determines that such sale is in the best interests of us and our shareholders, and if our shareholders have approved such sales. As of September 30, 2026, we had 4,207,034 Class I shares outstanding. As of September 30, 2026, we had not sold any of our Class S or Class D shares.
As of September 30, 2026, we had $1.4 million in cash and cash equivalents and $4.7 million in restricted cash and cash equivalents at MLEND Financing SPV. Restricted cash and cash equivalents includes amounts held within our wholly-owned financing subsidiary and is generally restricted to use for the origination of new investments, the repayment of outstanding debt and the related payment of interest expense, and the quarterly release of our earnings.
As of September 30, 2026, $107.2 million was outstanding on our DB Credit Facility, and we had $3.5 million of remaining borrowing base availability under the facility. See “Borrowings” below for additional information. In accordance with the 1940 Act, we are generally permitted to borrow amounts such that our asset coverage ratio, as defined in the 1940 Act, is at least 150% immediately after such borrowing. For purposes of the 1940 Act, “asset coverage” means the ratio of (1) the total assets of a BDC, less all liabilities and indebtedness not represented by senior securities, to (2) the aggregate amount of senior securities representing indebtedness (plus, in the case of senior securities represented by preferred stock, the aggregate involuntary liquidation preference of such BDC’s preferred stock). As of September 30, 2026 and December 31, 2025, our asset coverage ratio based on aggregate borrowings outstanding was 203% and 202%, respectively.

Cash Flows
For the nine months ended September 30, 2026, we experienced a net decrease in cash and restricted cash and cash equivalents of $1.1 million. For the nine months ended September 30, 2026, operating activities used $9.2 million, primarily as a result of purchases of portfolio investments, partially offset by proceeds from principal payments and sale of investments and settlement of forward contracts and net investment income. During the same period we generated $8.1 million from financing activities, primarily as a result of proceeds from net borrowings on the DB Credit Facility and proceeds from the issuance of Common Shares, partially offset by distributions to shareholders.
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
The determination of the tax attributes for our distributions is made annually, based upon our taxable income for the full year and distributions paid for the full year. Ordinary dividend distributions from a RIC do not qualify for the preferential tax rate on qualified dividend income from domestic corporations and qualified foreign corporations, except to the extent that the RIC received the income in the form of qualifying dividends from domestic corporations and qualified foreign corporations. The tax attributes for distributions will generally include both ordinary income and capital gains, but may also include qualified dividends or return of capital. Distributions to shareholders for the three and nine months ended September 30, 2026 totaled $2.3 million ($0.56 per share) and $7.1 million ($1.74 per share), respectively. The tax character of such distributions is determined at the end of the fiscal year.
To the extent our taxable earnings fall below the total amount of our distributions for any tax year, a portion of those distributions could be deemed a return of capital to our shareholders for U.S. federal income tax purposes. Thus, the source of a distribution to our shareholders could be the original capital invested by the shareholder rather than our income or gains. Shareholders should read any written disclosure accompanying a distribution payment carefully and should not assume that the source of any distribution is our ordinary income or gains.
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
Borrowings
Our outstanding debt as of September 30, 2026 and December 31, 2025 was as follows (in thousands):

	September 30, 2026
	Aggregate Principal Amount Committed (1)	Principal Amount Outstanding (2)	Carrying Value (3)	Unamortized Debt Issuance Costs
DB Credit Facility	$200,000	$107,200	$105,323	$1,877
Total	$200,000	$107,200	$105,323	$1,877
_________________________________________
(1)Represents the total aggregate amount committed or outstanding, as applicable, under such instrument.
(2)As of September 30, 2026, we had unused borrowing base availability under the DB Credit Facility totaling $3.5 million.
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
Advances may be made under the DB Credit Facility in Euros, Canadian Dollars, British Pounds Sterling, Australian Dollars or US Dollars. At the election of MLEND Financing SPV (which election was made by MLEND Financing SPV on the DB Credit Facility Effective Date and may be made from time to time thereafter with notice to the lenders), advances under the DB Credit Facility will bear interest at a rate per annum equal to the applicable base rate plus (i) during the Revolving Period and prior to the occurrence of a facility termination event (x) with respect to Option 1 (as defined in the DB Credit Facility), 1.85% and (y) with respect to Option 2 (as defined in the DB Credit Facility), 1.75%, (ii) after the end of the Revolving Period and prior to the occurrence of any facility termination event, (x) with respect to Option 1, 2.05% and (y) with respect to Option 2, 1.95% and (iii) on and after the occurrence of any facility termination event, (x) with respect to Option 1, 4.05% and (y) with respect to Option 2, 3.95%. As of September 30, 2026 and December 31, 2025, the outstanding borrowings of $107.2 million and $99.4 million were accruing at a weighted average interest rate of 5.48% and 5.61%, respectively.
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
As of September 30, 2026, we and MLEND Financing SPV were in compliance with all covenants and other requirements of the agreement governing the DB Credit Facility.
Commitments and Contingencies and Off-Balance Sheet Arrangements
Commitments and Contingencies: As of September 30, 2026 and December 31, 2025, we had outstanding commitments to fund investments under undrawn revolvers, delayed draw commitments and subscription agreements totaling $47.0 million and $38.6 million, respectively. We believe that our available cash balances and/or ability to draw on our DB Credit Facility or raise additional leverage facilities provide sufficient funds to cover our unfunded commitments as of September 30, 2026. Additionally, we have entered into certain contracts with other parties that contain a variety of indemnification provisions. Our maximum exposure under these arrangements is unknown. However, as of September 30, 2026, we have not experienced claims or losses pursuant to these contracts and believe the risk of loss related to such indemnification provisions to be remote.
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

Market Environment: We believe middle market investments are attractive in market environments such as the current market environment where there is uncertainty around the overall direction of the economy and interest rates. Directly originated middle market loans have demonstrated the ability to outperform competing markets through varying economic cycles including downturns and prior periods of monetary policy tightening. Through the global financial crisis, the higher interest rate environment in 2005-2006, market bottom in 2008 and the subsequent recovery period, as well as throughout the COVID-19 pandemic, these investments have historically generated considerable yield premium with more favorable capital structures for lenders, resulting in higher returns when compared to the market for U.S. high yield bonds and U.S. traded loans.(1) Middle market direct lending also offers a natural hedge to higher interest rates with floating rate structures that benefit from higher interest rates, while providing broad diversification in an environment where there is a risk of increased default rate activity. Further, floating rate assets remain structurally advantaged by allowing investors to capture higher-for-longer base rates in current income while sidestepping the mark-to-market volatility inherent in fixed rate exposures. Throughout the first three quarters of 2026, the middle market experienced spread widening across all EBITDA segments, while leverage and loan-to-value attachment points continued to decrease. Notably, total equity contributions in middle market leveraged buyout deals in the third quarter of 2026 were up over 4% compared to the same period the prior year.(2) This dynamic continues to offer middle market direct lenders an opportunity to generate compelling risk-adjusted returns for investors. Despite a modest rebound in sponsored direct lending volumes in the third quarter of 2026, overall middle market deal activity has declined year over year throughout the first nine months of 2026, as lower M&A and refinancing volumes continue to reflect the uncertainty around interest rates and geopolitical conflict in the Middle East. In more tempered leveraged buyout and refinancing environments, scaled lenders can seek to deploy capital through incumbency lending, supporting existing portfolio companies that have demonstrated strong performance. This was evidenced by the uptick in middle market financing for add-on acquisition activity in the third quarter.(2) The combination of widening spreads, lower loan-to-value attachment points (supported by increased equity contributions from sponsors), and lower average leverage, more notably in the lower middle market, continue to present lender-favorable financing conditions. We believe this makes for an attractive opportunity for middle market direct lenders to selectively deploy capital in assets that have relatively attractive pricing and lower risk structures. That said, we note that a softening macroeconomic environment and lingering impact of inflationary pressures could result in increased default rates. If default rates become more prevalent, we would expect to experience decreased net interest income, lower yields and increased risk of credit loss. However, we believe that our portfolio is positioned well to navigate the potential risks noted above. Monroe Capital’s scale, product suite, diversification, and strong historical recovery rate track record will continue to allow us to find attractive investment opportunities and navigate this uncertain market environment.
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
_________________________________________
(1)Private Credit total return performance measured by the Cliffwater Direct Lending Index total return, US high yield measured by the ICE BofA US High Yield Index, Leveraged Loans by Morningstar LSTA US Leveraged Loan Index – September 2026.
(2)LSEG LPC’s 3Q26 Sponsored Middle Market Private Deals Analysis – October 2026.
Recent Developments
Public Offering: On October 1, 2026, we sold 27,913 Class I shares in the Public Offering for aggregate consideration of $0.7 million. On November 2, 2026, we received proceeds of $2.0 million related to the issuance of additional Class I shares in the Public Offering to bring the total consideration we have received for stock issuances subsequent to September 30, 2026 to $2.7 million.

Closing of the Private Offering of Class S and Class D Common Shares and Concurrent Note Offering: As of November 2, 2026, we issued and sold (1) 110 of our unregistered Class S shares and (2) 110 of our unregistered Class D shares, in each case at a per share price equal to the net asset value per share of the applicable class as of October 31, 2026, to be determined in accordance with the valuation policies and procedures of MC Advisors.
The offer and sale of the Class S shares and Class D shares were made pursuant to purchase agreements entered into by the Fund and each of 110 separate investors and were included with promissory notes each with a principal amount of $1 thousand (each a “Note” and collectively the “Notes”). We issued the Class S shares, the Class D shares, and the Notes on November 2, 2026 in private placement transactions (the “Private Offerings”) pursuant to certain exemptions under the Securities Act and the laws of the states and jurisdictions where any offering was made to investors who are “accredited investors” within the meaning of Rule 501(a) of Regulation D promulgated under the Securities Act. We received approximately $152 thousand in net proceeds from the Private Offerings.
The aggregate purchase price for each Note was $1 thousand per Note, which amount is inclusive of the purchase price of one Class S share or Class D share, as applicable. We will pay interest on the unpaid principal amount of the Notes at a rate of 12.00% per annum per Note, payable semi-annually in arrears. The Notes have a 30-year term. We may prepay some or all of the Notes at any time, in whole or in part, at any time on or following the date on which we have repurchased the Class S share or Class D share, as applicable, purchased by the holder of the Note in connection with the issuance of such Note, provided that (i) we will pay on the date of such prepayment all accrued and unpaid interest due on such prepaid principal amount and (ii) if the prepayment occurs prior to the 24-month anniversary of the original issue date of the Notes, we will pay on the date of such prepayment a one-time premium equal to $1 hundred per Note.
Distributions: On October 20, 2026, the Board declared a distribution of $0.187 per Class I share payable on or about November 24, 2026 to shareholders of record as of October 31, 2026.

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
Non-accrual
Debt or preferred equity investments are placed on non-accrual status on a prospective basis when principal, interest or dividend payments become materially past due, or when there is reasonable doubt that principal, interest or dividends will be collected. Additionally, any original issue discount and market discount are no longer accreted to interest income as of the date the loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon our judgment. Non-accrual debt or preferred equity investments are restored to accrual status when past due principal, interest, or dividends are paid, or are expected to be paid, and, in our judgment are likely to remain current. To the extent a debt or preferred equity investment is restructured, non-accrual status is reassessed post-restructuring in line with this non-accrual policy. We may make exceptions to this policy and partially record interest if the loan has sufficient collateral value or is in process of collection and there is the expectation of collection of principal and a portion of the contractual interest.
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
The Valuation Designee generally uses the income approach to determine fair value for loans where market quotations are not readily available, as long as it is appropriate. If there is deterioration in credit quality or a debt investment is in workout status, the Valuation Designee may consider other factors in determining the fair value, including the value attributable to the debt investment from the enterprise value of the portfolio company or the proceeds that would be received in a liquidation analysis. This liquidation analysis may also include probability weighting of alternative outcomes. The Valuation Designee generally considers our debt to be performing if the borrower is not in default, the borrower is remitting payments in a timely manner, the loan is in covenant compliance or is otherwise not deemed to be impaired. In determining the fair value of the performing debt, the Valuation Designee considers fluctuations in current interest rates, the trends in yields of debt instruments with similar credit ratings, financial condition of the borrower, economic conditions and other relevant factors, both qualitative and quantitative. In the event that a debt instrument is not performing, as defined above, the Valuation Designee will evaluate the value of the collateral utilizing the same framework described above for a performing loan to determine the value of the debt instrument.

Under the income approach, discounted cash flow models are utilized to determine the present value of the future cash flow streams of our debt investments, based on future interest and principal payments as set forth in the associated loan agreements. In determining fair value under the income approach, the Valuation Designee also considers the following factors: applicable market yields and leverage levels, recent comparable transactions, public-market equivalents, credit indices, credit quality, prepayment penalties, the nature and realizable value of any collateral, the portfolio company’s ability to make payments, and changes in the interest rate environment and the credit markets that generally may affect the price at which similar investments may be made. This includes calibration analysis from the initial closing of the investment and a reassessment of the inputs to the valuation model as market conditions and individual portfolio company performance change. Our active portfolio monitoring process assists in identifying any material changes in underlying portfolio company financial performance that may not yet be readily apparent through the financial performance reporting by the portfolio company, as those results may be received from the portfolio company on a lag from the fair value measurement date.
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
In addition, for certain investments, the Valuation Designee may base its valuation on indicative bid and ask prices provided by an independent third-party pricing service. Bid prices reflect the highest price that we and others may be willing to pay. Ask prices represent the lowest price that we and others may be willing to accept. The Valuation Designee generally uses the midpoint of the bid/ask range as our best estimate of fair value of such investment.
As of September 30, 2026, our Valuation Designee determined, in good faith, the fair value of our investment portfolio in accordance with GAAP and our valuation policies and procedures based on the facts and circumstances known by us at that time, or reasonably expected to be known at that time.
Net Realized Gain or Loss and Net Change in Unrealized Gain or Loss
We measure realized gain or loss by the difference between the net proceeds from the sale and the amortized cost basis of the investment, without regard to unrealized gain or loss previously recognized. Net change in unrealized gain or loss reflects the change in portfolio investment values during the reporting period, including any reversal of previously recorded unrealized gain or loss, when gain or loss is realized. Additionally, we do not isolate the change in fair value resulting from foreign currency exchange rate fluctuations from the changes in the fair values of the underlying investment. All fluctuations in fair value are included in net change in unrealized gain (loss) on investments on our consolidated statements of operations.
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
During the three and nine months ended September 30, 2026, we accrued capital gains incentive fees of $0.1 million and $0.3 million, respectively, based on performance of our portfolio. All such fees were based on unrealized appreciation, none were payable to MC Advisors under the Advisory Agreement.
New Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (“ASU 2024-03”), which requires disaggregated disclosure of certain costs and expenses, including purchases of inventory, employee compensation, depreciation, amortization and depletion, within relevant income statement captions. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning with the first quarter ending March 31, 2028. Early adoption and retrospective application are permitted. We are currently evaluating the impact of adopting ASU 2024-03; however, we do not expect a material impact on our consolidated financial statements.
In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies within the scope of ASC Topic 946 to incorporate contractual sale restrictions into the fair value measurement of equity securities and disclose the related discount. The amendments are effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of adopting ASU 2026-03; however, we do not expect a material impact on our consolidated financial statements.

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
Valuation Risk
Because there is not a readily available market value for most of the investments in our portfolio, substantially all of our portfolio investments are valued at fair value as determined in good faith by the Adviser, as the valuation designee, in accordance with its established valuation policies and subject to oversight by our Board. Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of our investments may fluctuate from period to period. Additionally, the fair value of our investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that we may ultimately realize. Further, such investments are generally subject to legal and other restrictions on resale or otherwise are less liquid than publicly traded securities. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we could realize significantly less than the value at which we have recorded it. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different than the unrealized gains or losses reflected in the valuations currently assigned. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Accounting Estimates and Critical Accounting Policies” as well as Notes 2 and 4 to our consolidated financial statements for the quarter ended September 30, 2026 for more information relating to our investment valuation.
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

Assuming that the consolidated statements of assets and liabilities as of September 30, 2026 was to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (in thousands):

Change in Interest Rates	Increase (decrease) in interest income	Increase (decrease) in interest expense	Net increase (decrease) in net investment income (1)
Down 300 basis points	$(5,611)	$(3,216)	$(2,395)
Down 200 basis points	(3,935)	(2,144)	(1,791)
Down 100 basis points	(1,971)	(1,072)	(899)
Up 100 basis points	1,971	1,072	899
Up 200 basis points	3,943	2,144	1,799
Up 300 basis points	5,914	3,216	2,698
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
Currency Risk
We may also have exposure to foreign currencies (currently Australian dollars (AUD) and Canadian dollars (CAD)) related to certain investments. Such investments are translated into U.S. dollars based on the spot rate at each balance sheet date, exposing us to movements in the applicable exchange rate. In order to reduce our exposure to fluctuations in exchange rates, we may borrow in foreign currency under the DB Credit Facility to finance such investments or we may enter into foreign currency forward contracts. As of September 30, 2026, we had foreign currency forward contracts in place for AUD 6.4 million and CAD 3.0 million associated with future principal and interest payments on certain investments.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) as of September 30, 2026. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
Changes in Internal Control Over Financial Reporting
No change occurred in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we, our executive officers, trustees and our investment adviser, its affiliates and/or any of their respective principals and employees are subject to legal proceedings in the ordinary course of business, including those arising from our investments in our portfolio companies, and we may, as a result, incur significant costs and expenses in connection with such legal proceedings. Legal proceedings may increase to the extent we find it necessary to foreclose or otherwise enforce remedies with respect to any loans that are in default, which borrowers may seek to resist by asserting counterclaims and defenses, against us or our investment adviser. As of September 30, 2026, neither we, the Adviser, nor our subsidiaries were subject to any material pending legal proceedings.
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
Item 1A. Risk Factors
You should carefully consider information contained in this Quarterly Report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto, before making a decision to purchase our securities. In addition to the other information set forth in this report, you should carefully consider the risk factors described in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 9, 2026, and those set forth under the caption “Risk Factors” in our registration statement on Form N-2 relating to our Common Shares, which may, in the future, materially adversely affect our business, financial condition and/or operating results. There are no material changes during the quarter ended September 30, 2026 to the risk factors discussed in “Risk Factors” in Part I, Item 1A of our annual report on Form 10-K for the year ended December 31, 2025.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
We did not sell any equity securities during the period covered by this Quarterly Report on Form 10-Q that were not registered under the Securities Act. Similarly, we did not repurchase any shares of our equity securities during the quarter ended September 30, 2026.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Rule 10b5-1 Trading Plans
During the fiscal quarter ended September 30, 2026, no trustee or officer of the Fund adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits

Exhibit Number	Description of Document

3.1	Third Amended and Restated Declaration of Trust(1)

3.2	Second Amended and Restated Bylaws(1)

10.1	Form of Promissory Note (Class S), by and among Monroe Capital Enhanced Corporate Lending Fund and the purchasers party thereto(2)

10.2	Form of Promissory Note (Class D), by and among Monroe Capital Enhanced Corporate Lending Fund and the purchasers party thereto(2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)
_________________________________________
*    Filed herewith.
**    Furnished herewith.
(1)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01919), filed on February 20, 2026, and incorporated by reference herein.
(2)    Previously filed as an exhibit to the Registrant’s Current Report on Form 8-K (File No. 814-01919), filed on November 9, 2026, and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2026	By	/s/ Zia Uddin
Zia Uddin Chief Executive Officer (Principal Executive Officer) Monroe Capital Enhanced Corporate Lending Fund

Date: November 9, 2026	By	/s/ Christopher Lund
Christopher Lund Chief Financial Officer (Principal Financial and Accounting Officer) Monroe Capital Enhanced Corporate Lending Fund